Form 10QSB
period 2006-09-30
OSAGE BANCSHARES, INC.
filed 2006-12-21
CIK 1375336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission File Number 333-137377
                                               ----------

                             OSAGE BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         MARYLAND                                               32-0181888
----------------------------                              ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification No.)

                 239 EAST MAIN STREET, PAWHUSKA, OKLAHOMA 74056
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 287-2919
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of September 30, 2006, there were no shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X]

                             OSAGE BANCSHARES, INC.

                               PAWHUSKA, OKLAHOMA


NOTE: On November 8, 2006, the Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus, which formed a part thereof, related to the offering of the Registrant's common stock in connection with the conversion of Osage Federal MHC (the "MHC") to stock form (the "Conversion"). Pursuant to the Conversion, each outstanding share of Osage Federal Financial, Inc. ("OFFI"), the federally chartered mid-tier holding company subsidiary of the MHC will be exchanged for shares of the Registrant and the Registrant shall succeed to the business of OFFI. The Registrant has not engaged in any business prior to the consummation of the Reorganization. The Registrant will not have any material assets or liabilities prior to the consummation of the Conversion. The information presented in this Form 10-QSB therefore relates solely to the business conducted by the OFFI.


                                      INDEX

                                                                                                PAGE
                                                                                                ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and June 30, 2006               3
Consolidated Statements of Income - (Unaudited) for the three months ended
         September 30, 2006 and 2005                                                             4
Consolidated Statements of Cash Flows - (Unaudited) for the three months ended
         September 30, 2006 and 2005                                                             5
Notes to Consolidated Financial Statements (Unaudited)                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation                               9

Item 3.  Controls and Procedures                                                                 13

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                                                14

Signatures                                                                                       15

                                       2

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           Consolidated Balance Sheets

                                                                            September 30,       June 30,
                                                                                2006             2006
                                                                            -------------    -------------
                                                                             (unaudited)
Assets
    Cash and due from banks                                                 $   2,283,160    $   1,374,110
    Interest bearing deposits with banks                                          482,113           58,906
        Federal funds sold                                                      2,425,000        1,022,000
                                                                            -------------    -------------
        Cash and cash equivalents                                               5,190,273        2,455,016

    Available-for-sale securities                                              17,365,129       17,835,601
    Held-to-maturity securities                                                 7,840,779        8,220,499
    Mortgage loans held for sale                                                        -          155,500
    Loans, net of allowance for loan losses of $395,500 and $399,701 at
       September 30, 2006 and June 30, 2006, respectively                      81,148,095       77,927,235
    Premises and equipment                                                      1,173,710        1,155,390
    Foreclosed assets held for sale, net                                           73,427           49,993
    Interest receivable                                                           471,306          430,610
    Federal Home Loan Bank stock, at cost                                       1,736,900        1,711,000
    Bank owned life insurance                                                   2,105,573        2,086,877
    Deferred income taxes                                                          31,167           47,792
    Other                                                                         322,409          161,892
                                                                            -------------    -------------
               Total assets                                                 $ 117,458,768    $ 112,237,405
                                                                            =============    =============


Liabilities and Stockholders' Equity

    Liabilities
        Deposits                                                            $  71,757,999    $  64,309,734
        Federal Home Loan Bank advances                                        30,750,000       33,350,000
        Advances from borrowers held in escrow                                  1,034,839          785,813
        Accrued interest and other liabilities                                    469,330          500,279
                                                                            -------------    -------------

               Total liabilities                                              104,012,168       98,945,826
                                                                            -------------    -------------

    Commitments and Contingencies                                                       -                -
    Equity Received from Contributions to the ESOP (13,417 shares at
       September 30, 2006 and June 30, 2006)                                      163,470          163,470
    Stockholders' Equity
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                             -                -
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,287,017 shares issued and outstanding, net of 54,751
          allocated and unallocated ESOP shares at September 30, 2006 and
          June 30, 2006)                                                          223,226          223,226
        Additional paid-in capital                                              5,324,498        5,290,160
        Retained earnings                                                       7,941,828        7,872,151
        Accumulated other comprehensive loss                                     (206,422)        (257,428)
                                                                            -------------    -------------

               Total stockholders' equity                                      13,283,130       13,128,109
                                                                            -------------    -------------

               Total liabilities and stockholders' equity                   $ 117,458,768    $ 112,237,405
                                                                            =============    =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        Consolidated Statements of Income


                                                         Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
                                                            (unaudited)
Interest Income
    Loans                                             $1,319,636   $1,084,179
    Available-for-sale securities                        209,154      149,540
    Held-to-maturity securities                           87,831      112,453
    Deposits with other financial institutions            19,329        7,292
    Other                                                 25,990       13,876
                                                      ----------   ----------
       Total interest income                           1,661,940    1,367,340
                                                      ----------   ----------

Interest Expense
    Deposits                                             471,596      361,106
    Advances from Federal Home Loan Bank                 420,960      256,231
                                                      ----------   ----------
       Total interest expense                            892,556      617,337
                                                      ----------   ----------

Net Interest Income                                      769,384      750,003
Provision for loan losses                                      -            -
                                                      ----------   ----------
Net interest income after provision for loan losses      769,384      750,003
                                                      ----------   ----------

Noninterest Income
    Service charges on deposit accounts                   99,064      101,835
    Other service charges and fees                        17,677       16,226
    Gain on sale of mortgage loans                         9,363       22,608
    Net loan servicing fees                                8,826        7,232
    Other income                                          36,041       28,275
                                                      ----------   ----------
       Total noninterest income                          170,971      176,176
                                                      ----------   ----------

Noninterest Expense
    Salaries and employee benefits                       423,321      387,984
    Net occupancy expense                                 65,113       70,553
    Deposit insurance premium                              2,003        2,204
    Other operating expenses                             189,131      202,609
                                                      ----------   ----------
       Total noninterest expense                         679,568      663,350
                                                      ----------   ----------

Income Before Income Taxes                               260,787      262,829

Provision for Income Taxes                                93,246       96,910
                                                      ----------   ----------

Net Income                                            $  167,541   $  165,919
                                                      ==========   ==========

Basic Earnings Per Share                              $     0.08   $     0.08
                                                      ==========   ==========
Fully Diluted Earnings Per Share                      $     0.07   $     0.07
                                                      ==========   ==========
Cash Dividends Paid Per Share                         $     0.15   $     0.11
                                                      ==========   ==========



See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      Consolidated Statements of Cash Flows

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                            --------------------------
                                                                                2006           2005
                                                                            -----------    -----------
                                                                                   (unaudited)
Operating Activities
    Net income                                                              $   167,541    $   165,919
    Items not requiring (providing) cash
       Depreciation                                                              21,041         28,790
       Amortization                                                              24,016         26,759
       Restricted stock plan and options expense                                 34,338         24,841
       Deferred income taxes                                                    (14,637)       (20,759)
       Gain on sale of mortgage loans                                            (9,363)       (22,608)
       Gain on sale of foreclosed assets held for sale                           (1,126)        (1,806)
       Dividends on available-for-sale mutual funds                            (149,743)      (108,015)
       Stock dividends on Federal Home Loan Bank stock                          (25,900)       (13,800)
       Increase in cash surrender value of bank owned life insurance            (18,696)       (19,254)
    Originations of loans held for delivery against commitments              (1,088,530)    (3,037,420)
    Proceeds from nonrecourse sale of loans held for delivery against
      commitments                                                             1,247,464      2,830,183
    Changes in
       Interest receivable                                                      (40,696)       (12,145)
       Other assets                                                            (171,529)       (37,094)
       Accrued interest and other liabilities                                   (30,949)         6,409
                                                                            -----------    -----------

           Net cash used in operating activities                                (56,769)      (190,000)
                                                                            -----------    -----------

Investing Activities
    Net change in loans                                                      (3,257,976)    (3,289,214)
    Purchases of premises and equipment                                         (39,361)          (492)
    Purchase of Federal Home Loan Bank stock                                          -       (262,500)
    Proceeds from sale of foreclosed assets                                      14,808          9,400
    Purchases of available-for-sale securities                                        -     (4,067,992)
    Proceeds from maturities and paydowns of held-to-maturity
      securities                                                                380,346      1,269,084
    Proceeds from maturities and paydowns of available-for-sale
      securities                                                                694,782        535,017
                                                                            -----------    -----------

           Net cash  used in investing activities                            (2,207,401)    (5,806,697)
                                                                            -----------    -----------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                2006           2005
                                                                            -----------    -----------
                                                                                   (Unaudited)
    Financing Activities
        Net increase (decrease)  in demand, money market, NOW and savings
          deposits                                                          $ 1,871,159    $   349,783
        Net increase (decrease) in certificates of deposit                    5,577,106       (228,367)
        Net increase (decrease) in Federal Home Loan Bank short-term
          borrowings                                                         (2,100,000)     3,250,000
        Proceeds from Federal Home Loan Bank advances                                 -      3,000,000
        Repayments of Federal Home Loan Bank advances                          (500,000)    (1,000,000)
        Net increase  in advances from borrowers held in escrow                 249,026        153,885
        Payment of dividends (net of restricted stock dividends)                (97,864)       (71,972)
        Purchase of shares for restricted stock plans                                 -        (13,610)
                                                                            -----------    -----------
               Net cash provided by financing activities                      4,999,427      5,439,719
                                                                            -----------    -----------

    Increase/(decrease) in Cash and Cash Equivalents                          2,735,257       (556,978)

    Cash and Cash Equivalents, Beginning of Period                            2,455,016      2,224,045
                                                                            -----------    -----------

    Cash and Cash Equivalents, End of Period                                $ 5,190,273    $ 1,667,067
                                                                            ===========    ===========

    Supplemental Cash Flows Information

        Real estate and other assets acquired in settlement of loans        $    42,116    $    66,228

        Interest paid                                                       $   887,791    $   615,256

        Income taxes paid                                                   $    72,000    $   162,860

        Mutual fund dividends reinvested                                    $   149,743    $   108,015


                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At September 30, 2006, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities.

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2006 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

2.       EARNINGS PER SHARE

         Earnings per share (EPS) were computed as follows for the quarters ended September 30:


                                                                          2006             2005
                                                                     -----------      ------------
                  Net income                                         $   167,541      $    165,919
                                                                     -----------      ------------

                  Average common shares outstanding                    2,208,269         2,202,441
                                                                     -----------      ------------
                  Average common diluted shares outstanding            2,242,498         2,214,072
                                                                     -----------      ------------

                  Basic earnings per share                           $      0.08      $       0.08
                                                                     ===========      ============
                  Fully diluted earnings per share                   $      0.07      $       0.07
                                                                     ===========      ============

3.       PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

         On November 24, 2003, the Board of Directors of the Bank, subject to regulatory approval, adopted a proposed Plan of Mutual Holding Company Reorganization and Stock Issuance (the "Plan") to convert from a federally chartered mutual savings association into a federally chartered mutual holding company structure under the name "Osage Federal MHC" (the "Mutual Holding Company") pursuant to the laws of the United States of America and the Rules and Regulations of the Office of Thrift Supervision ("OTS"). A principal part of the reorganization into the Mutual Holding Company was the incorporation of a federally chartered stock holding company. The Bank became a wholly owned subsidiary of a concurrently formed holding company. The Plan provided that the holding company would offer nontransferable subscription rights to purchase common stock of the holding company. The rights were to be offered first to eligible account holders, the tax-qualified employee stock benefit plans, supplemental eligible account holders and other members. Any shares remaining were then to be offered to the general public. All stock was issued to eligible account holders and the tax-qualified employee stock benefit plan.

         Upon completion of the reorganization, the Mutual Holding Company owned 70% of the outstanding stock of the Company, with the remaining 30% held by the public. The Company owned 100% of the Bank. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

         The Company contributed approximately 50% of the proceeds of the offering to the Bank. The Company also lent its employee stock ownership plan cash to enable the plan to buy 8% of the shares issued in the offering to persons other than the MHC. The balance will be retained as the Company's initial capitalization and may be used for general business purposes, including the purchase of investment securities, repurchasing shares of its common stock and paying dividends. The funds received by the Bank will be used for general business purposes, including originating loans and purchasing securities.

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At September 30, 2006, $426,900 in such costs had been incurred.

4.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                        Three Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                       2006              2005
                                                                     --------          --------
                                                                            (Unaudited)
    Net Income                                                       $167,541          $165,919

    Other Comprehensive Income (Loss)
        Unrealized gain (loss) on available-for-sale
          securities, net of income taxes                              51,006           (25,626)
                                                                     --------          --------

    Comprehensive Income                                             $218,547          $140,293
                                                                     ========          ========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


PROPOSED REORGANIZATION

         On July 21, 2006, the Boards of Directors of Osage Federal MHC, Osage Federal Financial, Inc. and Osage Federal Bank unanimously adopted a Plan of Conversion and Reorganization (the "Plan"), pursuant to which Osage Federal Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, Osage Federal MHC will convert from the mutual form to a federal interim stock savings association and simultaneously merge with and into Osage Federal Bank, with Osage Federal Bank as survivor. Additionally, Osage Federal Financial, Inc. will convert to a federal interim stock savings association and simultaneously merge with and into Osage Federal Bank, with Osage Federal Bank as survivor. Osage Federal Bank has formed a new state-chartered corporation, Osage Bancshares, Inc., that will acquire all of the outstanding shares of Osage Federal Bank's common stock. Shares of Osage Federal Financial, Inc. common stock, other than those held by Osage Federal MHC, will be converted into shares of the new corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

         The Plan is subject to the approval of: (1) the Office of Thrift Supervision; (2) at least a majority of the total number of votes eligible to be cast by members of Osage Federal MHC; (3) the holders of at least a majority of the outstanding shares of Osage Federal Financial, Inc. common stock; and (4) at least a majority of votes cast by holders of Osage Federal Financial, Inc. common stock other than Osage Federal MHC. The new holding company will offer shares of its common stock for sale to Osage Federal's eligible account holders, to Osage Federal's tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The highest priority will be depositors with qualifying deposits as of June 30, 2005.

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

         Our total assets increased by $5.3 million to $117.5 million at September 30, 2006 from $112.2 million at June 30, 2006 primarily due to a $3.2 million, or 4.1%, increase in loans receivable, net. Loans receivable, net increased to $81.1 million at September 30, 2006 from $77.9 million at June 30, 2006. This increase in loans receivable, net primarily resulted from a $1.8 million, 24.6%, increase in loans secured by nonresidential real estate. There were increases in several other categories of loans, including construction loans (a $751,000 increase), one- to four-family loans (a $368,000 increase), and other consumer loans (a $177,000 increase). There were no loans held for sale at September 30, 2006, compared to $156,000 at June 30, 2006. We are selling most of the fixed-rate, one- to four-family loans that we originate with terms in excess of fifteen years in the secondary market. Cash and cash equivalents increased to $5.2 million (consisting primarily of The Bankers' Bank demand account) at September 30, 2006 from $2.5 million at June 30, 2006. Total securities decreased to $25.2 million at September 30, 2006 from $26.1 million at June 30, 2006.

         Our total liabilities increased $5.1 million, or 5.1% mostly due to an increase in deposits to $71.8 million at September 30, 2006, from $64.3 million at June 30, 2006, a $ 7.4 million, or 11.6% increase. Certificates of deposit increased $5.6 million from June 30, 2006. Approximately $2.0 million of this increase was from additional public funds deposits. In addition, our rate promotion for shorter-term certificates of deposit has been effective in attracting these types of deposits. Money market accounts, NOW and noninterest bearing accounts, and passbook savings increased $896,000, $894,000 and $82,000, respectively, for the same periods. Because of our impending stock conversion, which will be voted upon by shareholders in December 2006, potential investors have opened accounts with us. We expect these deposits to be temporary in nature. Federal Home Loan Bank advances were $30.8 million, a decline of $2.6 million, or 7.8%, from $33.4 million at June 30, 2006. Advances used to fund our investment program comprised $5.2 million of the total advances, decreasing $600,000 from program advances at June 30, 2006.

         Stockholders' equity increased $155,000 to $13.3 million at September 30, 2006 from $13.1 million at June 30, 2006, primarily due to net income of $168,000 for the quarter. The Company paid regular cash dividends of $0.15 per share to stockholders other than Osage Federal MHC, or $98,000 (net of restricted stock dividends of $6,000), in the period ending September 30, 2006. Expenses of the stock option plan and restricted stock plan increased stockholders' equity by $34,000.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

         General. Net income for the three months ended September 30, 2006 was $168,000 ($.07 per diluted share), a $2,000, or 1.0%, increase compared to net income of $166,000 ($0.07 per diluted share) for the three months ended September 30, 2005. The increase in net income resulted mainly from an increase in net interest income, partly offset by a decrease in noninterest income and an increase in noninterest expense. Earnings per diluted share remained flat due to an increase in common stock equivalents.

         Interest Income. Total interest income increased by $295,000, or 21.5%, to $1.7 million for the three months ended September 30, 2006 from $1.4 million for the same period in 2005 primarily due to a 41 basis point increase in average yield on interest-earning assets, The yield on earning assets for the period was 5.99% compared to a yield of 5.58% in the same period in 2005. The average balance of total interest-earning assets increased $12.8 million from the three months ended September 30, 2005.

         The primary factor for the increase in interest income was a $235,000, or 21.7% increase in interest from loans. Average loans increased $12.4 million, or 18.5%, from $67.3 million in 2005 to

$79.7 million in 2006. There was a 17 basis point increase in the average yield on loans to 6.57% for the 2006 period from 6.40% in the 2005 period, reflecting slightly higher long-term interest rates.

         Our average investment portfolio and cash investments totaled $28.7 million for the three months ended September 30, 2006, a $111,000 or .4% decrease from the same period in 2005. The yield on these investments improved to 4.37% compared to 3.71% in 2005. This yield increase is attributable to general short-term interest rate increases as well as repricing on existing adjustable-rate securities.

         Interest Expense. Total interest expense increased $276,000,or 44.6%, to $893,000 for the three months ended September 30, 2006 from $617,000 for the three months ended September 30, 2005. The increase in interest expense resulted from a 77 basis point increase in the average cost of interest-bearing liabilities combined with a $12.1 million, or 14.8%, increase in the average balance, to $93.9 million for the 2006 period compared to $81.8 million for the 2005 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. We had $18.8 million of short-term advances at September 30, 2006 which are subject to rate increases every 30 days or more frequently. Average interest-bearing deposits were up $2.7 million between the two quarters, with certificates of deposit accounting for a $6.3 million increase. For the same time periods, money market savings account balances dropped $1.7 million. Interest-bearing checking balances decreased $1.4 million. We are seeing transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. We instituted a new advertising campaign called "You Pick `Em", which allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 70 basis points between the two periods.

         Interest expense on FHLB advances increased $165,000 for the three months ended September 30, 2006, or 64.3%, compared to the three months ended September 30, 2005, reflecting an increase in the average balance of advances to $33.0 million for the 2006 period from $23.6 million for the 2005 period, and a 75 basis point increase in the average cost. These rates have increased mainly because of higher rates on our short-term advances.

         Net Interest Income. Net interest income increased by $19,000, or 2.6%, to $769,000 for the three months ended September 30, 2006 from $750,000 for the three months ended September 30, 2005. The net interest rate spread decreased to 2.22% for the 2006 period from 2.58% for the 2005 period, while the net interest margin decreased to 2.77% from 3.06% for the same periods. The decreases in spread and margin reflect the inversion of the yield curve, which means that short-term market rates are at or above long-term rates. We anticipate an eventual decline in short-term rates, which should reduce our deposit and borrowing costs.

         Provision for Loan Losses. There were no provisions for loan losses for either the three months ended September 30, 2006 or 2005. There were $4,000 of net charge-offs in the three months ended September 30, 2006 and $10,000 in the same period in 2005. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $396,000 at September 30, 2006 and $384,000 at September 30, 2005, and as a percentage of total loans outstanding was .49% and 0.56% at September 30, 2006 and 2005, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

         Noninterest Income. Noninterest income decreased to $171,000 for the three months ended September 30, 2006 from $176,000 for the three months ended September 30, 2005. Gains on sales of mortgage loans were down $13,000 due to lower loan volumes sold, and all other noninterest income categories changed only slightly.

         Noninterest Expense. Noninterest expense was $679,000 for the three months ended September 30, 2006, increasing $16,000 from $663,000 for the three months ended September 30, 2005. Salaries and benefits increased $35,000, or 9.1%. Regular salaries increased $8,000, reflecting normal salary increases. Expense for the employee stock option plan (ESOP) increased $9,000, which is a function of the average price of our stock. Other operating expenses decreased $ 13,000 primarily as a result of an $8,000 decrease in supplies expense and a $9,000 decrease in audit and other SEC filing expenses. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings to up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

         Provision for Income Taxes. The provision for income taxes decreased $4,000, or 3.8%, reflecting an increase in nontaxable income on loans. The effective tax rate was 36% for the three months ended September 30, 2006, and 37% for the three months ended September 30, 2005.


Liquidity and Capital Resources

         We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound banking operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, scheduled payments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide a portion of the funding needed to manage the interest rate risk presented by our core business of attracting and retaining retail deposits to fund mortgage and consumer loans.

           Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2006, the total approved loan origination commitments outstanding amounted to $5.4 million. At the same date, construction loans in process were $992,000. We also had $740,000 of unfunded commitments on lines of credit on that date. We had commitments to sell loans to Freddie Mac and others of $966,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $33.3 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2006, our total collateralized borrowing limit was $46.6 million of which we had $30.8 million outstanding, giving us the ability at September 30, 2006 to borrow an additional $15.8 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER            DESCRIPTION
         ------            -----------
         2                 Plan of Conversion and Reorganization *
         3(i)              Articles of Incorporation **
         3(ii)             Bylaws **
         4                 Form of Common Stock Certificate *
         10.1              Executive Salary Continuation Plan and Split Dollar Agreements with Mark S.
                           White***
         10.2              Executive Salary Continuation Plan and Split Dollar Agreements with Richard
                           Trolinger***
         10.3              Executive Salary Continuation Plan and Split Dollar Agreements with Martha
                           Hayes***
         10.4              Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen
                           Smith***
         10.5              Director Supplemental Income Plan and Split Dollar Agreements with
                           Mark A. Formby***
         10.6              Director Supplemental Income Plan and Split Dollar Agreements with
                           Harvey Payne***
         10.7              Director Supplemental Income Plan and Split Dollar Agreements with
                           Gary Strahan***
         10.8              Osage Federal Financial, Inc. 2004 Stock Option Plan****
         10.9              Osage Federal Bank 2004 Restricted Stock Plan***
         31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32                Section 1350 Certification

         ---------------
         *        Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-137377).
         **       Incorporated by reference from Pre-Effective  Amendment No. 1 to the Registrant's Registration Statement
                  on Form S-1 (File No. 333-13377).
         ***      Incorporated  by reference  from the Quarterly  Report on Form
                  10-QSB of Osage Federal Financial,  Inc. for the Quarter Ended
                  March 31, 2005.
         ****     Incorporated by reference to the Registration Statement of Osage Federal Financial, Inc.
                  on Form S-8 (File No. 333-121866).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OSAGE BANCSHARES, INC.



Date: December 20, 2006             /s/ Mark S. White
                                    --------------------------------------------
                                    Mark S. White, President
                                    (Duly Authorized Representative)


Date: December 20, 2006             /s/ Sue Allen Smith
                                    --------------------------------------------
                                    Sue Allen Smith, Vice President
                                    (Principal Financial Officer)