Form 10QSB
period 2006-12-31
OSAGE BANCSHARES, INC.
filed 2007-02-12
CIK 1375336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 1-33224

                             OSAGE BANCSHARES. INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         MARYLAND                                              32-0181888
----------------------------                          --------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


     As of January 31, 2007 there were 3,603,590 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X]

                             OSAGE BANCSHARES, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated  Balance  Sheets as of December 31, 2006  (Unaudited)  and
        June 30, 2006                                                                      3
Consolidated  Statements of Income -  (Unaudited)  for the three and six
        months ended December 31, 2006 and 2005                                            4
Consolidated Statements of Cash Flows - (Unaudited) for the six months ended
        December 31, 2006 and 2005                                                         5
Notes to Consolidated Financial Statements (Unaudited)                                     7

Item 2.  Management's Discussion and Analysis or Plan of Operation                         8

Item 3.  Controls and Procedures                                                           14

PART II. OTHER INFORMATION
-------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       14

Item 6.  Exhibits                                                                          15

Signatures                                                                                 16


ITEM 1.  FINANCIAL STATEMENTS

                             OSAGE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                            DECEMBER 31,       JUNE 30,
                                                                                2006            2006
                                                                           -------------    -------------
                                                                                   (unaudited)
    Cash and due from banks                                                $   1,846,167    $   1,374,110
    Interest bearing deposits with banks                                         754,209           58,906
    Federal funds sold                                                         1,933,000        1,022,000
                                                                           -------------    -------------
        Cash and cash equivalents                                              4,533,376        2,455,016

    Available-for-sale securities                                             16,781,280       17,835,601

    Held-to-maturity securities                                                7,528,240        8,220,499
    Mortgage loans held for sale                                                    --            155,500
    Loans, net of allowance for loan losses of $402,300 and $399,701 at
       December 31, 2006 and June 30, 2006, respectively                      80,961,264       77,927,235
    Premises and equipment                                                     1,213,821        1,155,390
    Foreclosed assets held for sale, net                                          54,586           49,993
    Interest receivable                                                          462,498          430,610
    Federal Home Loan Bank stock, at cost                                      1,762,900        1,711,000
    Bank owned life insurance                                                  2,124,334        2,086,877
    Income taxes refundable                                                       48,140             --
    Deferred income taxes                                                         18,531           47,792
    Other                                                                        502,735          161,892
                                                                           -------------    -------------

               Total assets                                                $ 115,991,705    $ 112,237,405
                                                                           =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                           $  80,241,560    $  64,309,734
        Federal Home Loan Bank advances                                       21,150,000       33,350,000
        Advances from borrowers held in escrow                                   446,929          785,813
        Accrued interest and other liabilities                                   401,818          500,279
                                                                           -------------    -------------

               Total liabilities                                             102,240,307       98,945,826
                                                                           -------------    -------------

    COMMITMENTS AND CONTINGENCIES                                                   --               --
    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP (27,092 SHARES AT
       DECEMBER 31, 2006 AND 13,417 SHARES AT JUNE 30, 2006)                     341,229          163,470
    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                         --               --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,287,017 shares issued and outstanding, net of 54,751
          allocated and unallocated ESOP shares at December 31, 2006 and
          June 30, 2006)                                                         223,226          223,226
        Additional paid-in capital                                             5,381,382        5,290,160
        Retained earnings                                                      8,024,477        7,872,151
        Accumulated other comprehensive loss                                    (218,916)        (257,428)
                                                                           -------------    -------------

               Total stockholders' equity                                     13,410,169       13,128,109
                                                                           -------------    -------------

               Total liabilities and stockholders' equity                  $ 115,991,705    $ 112,237,405
                                                                           =============    =============

See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                       -----------------------------      --------------------------------
                                                            2006              2005             2006            2005
                                                       ------------     ------------      -------------     -------------
                                                                (unaudited)                         (unaudited)
INTEREST INCOME
    Loans                                              $  1,355,610     $  1,125,589      $   2,675,246     $  2,209,768
    Available-for-sale securities                           209,701          180,136            418,855          329,676
    Held-to-maturity securities                              84,043          102,491            171,874          214,944
    Deposits with other financial institutions               27,385           18,211             46,714           13,399
    Other                                                    26,048            6,107             52,038           32,087
                                                       ------------     ------------      -------------     ------------
       Total interest income                              1,702,787        1,432,534          3,364,727        2,799,874
                                                       ------------     ------------      -------------     ------------

INTEREST EXPENSE
    Deposits                                                590,262          359,415          1,061,858          720,521
    Advances from Federal Home Loan Bank                    315,325          313,684            736,285          569,915
                                                       ------------     ------------      -------------     ------------
       Total interest expense                               905,587          673,099          1,798,143        1,290,436
                                                       ------------     ------------      -------------     ------------

NET INTEREST INCOME                                         797,200          759,435          1,566,584        1,509,438
Provision for loan losses                                    10,000           12,000             10,000           12,000
                                                       ------------     ------------      -------------     ------------
Net interest income after provision for loan losses         787,200          747,435          1,556,584        1,497,438
                                                       ------------     ------------      -------------     ------------

NONINTEREST INCOME
    Service charges on deposit accounts                      96,556          104,064            195,620          205,899
    Other service charges and fees                           14,606           13,867             32,283           30,093
    Gain on sale of mortgage loans                            2,347           11,615             11,710           34,223
    Net loan servicing fees                                  11,543            7,605             20,369           14,837
    Other income                                             34,669           28,708             70,710           56,983
                                                       ------------     ------------      -------------     ------------
       Total noninterest income                             159,721          165,859            330,692          342,035
                                                       ------------     ------------      -------------     ------------

NONINTEREST EXPENSE
    Salaries and employee benefits                          417,808          399,497            841,129          787,481
    Net occupancy expense                                    63,882           69,571            128,995          140,124
    Deposit insurance premium                                 2,017            2,146              4,020            4,350
    Other operating expenses                                193,055          195,518            382,186          398,127
                                                       ------------     ------------      -------------     ------------
       Total noninterest expense                            676,762          666,732          1,356,330        1,330,082
                                                       ------------     ------------      -------------     ------------

INCOME BEFORE INCOME TAXES                                  270,159          246,562            530,946          509,391

PROVISION FOR INCOME TAXES                                   89,645           84,494            182,891          181,404
                                                       ------------     ------------      -------------     ------------

NET INCOME                                             $    180,514     $    162,068      $     348,055     $    327,987
                                                       ============     ============      =============     ============

BASIC EARNINGS PER SHARE                               $       0.08     $       0.07      $        0.16     $       0.15
                                                       ============     ============      =============     ============

DILUTED EARNINGS PER SHARE                             $       0.08     $       0.07      $        0.16     $       0.15
                                                       ============     ============      =============     ============

CASH DIVIDENDS PAID PER PUBLIC SHARE                   $       0.15     $       0.12      $        0.30     $      0.235
                                                       ============     ============      =============     ============

See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                             2006         2005
                                                                        --------------------------
                                                                                (unaudited)
OPERATING ACTIVITIES
   Net income                                                           $   348,055    $   327,987
   Items not requiring (providing) cash
       Depreciation                                                          44,612         55,798
       Provision for loan losses                                             10,000         12,000
       Amortization                                                          45,908         56,861
       Restricted stock plan and options expense                             68,676         68,676
       Deferred income taxes                                                  5,656         21,636
       Gain on sale of mortgage loans                                       (11,710)       (34,223)
       Gain on sale of foreclosed assets held for sale                       (6,830)        (4,210)
       Dividends on available-for-sale mutual funds                        (307,835)      (224,816)
       Stock dividends on Federal Home Loan Bank stock                      (51,900)       (31,900)
       Increase in cash surrender value of bank owned life insurance        (37,457)       (37,343)
    Originations of loans held for delivery against commitments          (1,342,090)    (4,178,620)
    Proceeds from nonrecourse sale of loans held for delivery against
      commitments                                                         1,502,166      4,195,930
    Amortization of employee stock ownership plan shares                    177,759         94,073
    Changes in
       Interest receivable                                                  (31,888)       (35,704)
       Other assets                                                        (364,585)       (26,245)
       Income taxes refundable                                              (48,140)       (13,600)
       Accrued interest and other liabilities                               (98,461)       503,303
                                                                        -----------    -----------

           Net cash  provided by (used in) operating activities             (98,064)       749,603
                                                                        -----------    -----------

INVESTING ACTIVITIES
    Net change in loans                                                  (3,092,686)    (4,341,490)
    Purchases of premises and equipment                                    (103,043)          (492)
    Purchase of Federal Home Loan Bank stock                                   --         (451,200)
    Proceeds from sale of foreclosed assets                                  50,894         25,647
    Purchases of available-for-sale securities                                 --       (5,602,278)
    Proceeds from maturities and paydowns of held-to-maturity
      securities                                                          1,408,305      2,173,842
    Proceeds from maturities and paydowns of available-for-sale
      securities                                                            693,194      1,397,893
                                                                        -----------    -----------

           Net cash  used in investing activities                        (1,043,336)    (6,798,078)
                                                                        -----------    -----------

See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                              SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            2006             2005
                                                                        ------------    ------------
                                                                                 (Unaudited)
 FINANCING ACTIVITIES
    Net increase (decrease)  in demand, money market, NOW and savings
      deposits                                                          $  5,765,694    $ (1,517,081)
    Net increase (decrease) in certificates of deposit                    10,166,132         (55,961)
    Net increase (decrease) in Federal Home Loan Bank short-term
      borrowings                                                         (12,700,000)      8,300,000
    Proceeds from Federal Home Loan Bank advances                            500,000       3,000,000
    Repayments of Federal Home Loan Bank advances                               --        (2,000,000)
    Net decrease  in advances from borrowers held in escrow                 (338,884)       (237,155)
    Payment of dividends (net of restricted stock dividends)                (195,728)       (839,023)
    Proceeds from exercise of stock options (net of tax benefits)               --            75,782
    Tax benefits of employee benefit plans                                    29,188            --
    Shares purchased and withheld  for restricted stock plans                 (6,642)       (223,356)
                                                                        ------------    ------------
           Net cash provided by financing activities                       3,219,760       6,503,206
                                                                        ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      2,078,360         454,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,455,016       2,224,045
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,533,376    $  2,678,776
                                                                        ============    ============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate and other assets acquired in settlement of loans        $     58,657    $     66,228

    Interest paid                                                       $  1,780,749    $  1,290,239

    Income taxes paid                                                   $    259,563    $    239,924

    Mutual fund dividends reinvested                                    $    307,835    $    224,816


                             OSAGE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OSAGE BANCSHARES, INC.

         REORGANIZATION

         On January 17, 2007, Osage Federal MHC (the "MHC") completed its reorganization into stock form and Osage Bancshares, Inc. (the "Company") succeeded to the business of the MHC's former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding share of common stock of Osage Federal Financial, Inc. was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 shares to the public at $10 per share, including 201,828 shares purchased by the Company's employee stock ownership plan with funds borrowed from the Company. The Company, which is a state-chartered corporation, owns 100% of Osage Federal Bank.

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At December 31, 2006, $347,531 in such costs had been incurred.

         At December 31, 2006, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company's financial statements consist of those of Osage Federal Financial, Inc.

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2006 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented are not necessarily indicative of the results which may be expected for the entire year.

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

2.       EARNINGS PER SHARE

         Earnings per share (EPS) are presented based upon the outstanding shares of Osage Federal Financial, Inc., which was still in existence at December 31, 2006.

         EPS were computed as follows for the three months and six months ended December 31:

                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     DECEMBER  31,           DECEMBER 31,
                                                                   2006        2005      2006         2005
                                                              --------------------------------------------------
         Net income                                            $180,514     $162,068    $ 348,055   $327,987
                                                              --------------------------------------------------

         Average common shares outstanding                    2,212,433    2,199,646    2,210,351  2,201,044
                                                             ---------------------------------------------------
         Average common diluted shares outstanding            2,236,496    2,213,932    2,237,035  2,213,697
                                                              --------------------------------------------------

         Basic earnings per share                                 $0.08       $0.07         $0.16     $0.15
                                                              ==================================================
         Fully diluted earnings per share                         $0.08       $0.07         $0.16     $0.15
                                                              ==================================================

3.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   DECEMBER 31,                     DECEMBER 31,
                                                          -------------------------------------------------------------
                                                              2006             2005             2006            2005
                                                          -------------------------------------------------------------
                                                                                    (Unaudited)

    NET INCOME                                            $   180,514    $    162,068      $    348,055    $    327,987
                                                          -----------    ------------      ------------    ------------

    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on
          available-for-sale securities, net of
          income taxes                                        (12,494)        (27,218)           38,512         (52,844)
                                                          -----------    ------------      ------------    ------------
    COMPREHENSIVE INCOME                                  $   168,020    $    134,850      $    386,567    $    275,143
                                                          ===========    ============      ============    ============


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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2006 AND JUNE 30, 2006

         Our total assets increased by $3.8 million to $116.0 million at December 31, 2006 from $112.2 million at June 30, 2006 primarily due to a $3.1 million, or 3.9%, increase in loans receivable, net. Loans receivable, net increased to $81.0 million at December 31, 2006 from $77.9 million at June 30, 2006. This increase in loans receivable, net primarily resulted from a $2.4 million, 32.7%, increase in loans secured by nonresidential real estate. One- to four-family loans also increased by $1.5 million, while construction loans declined $2.3 million. There were no loans held for sale at December 31, 2006, compared to $156,000 at June 30, 2006. We are selling most of the fixed-rate, one- to four-family loans that we originate with terms in excess of fifteen years in the secondary market. Cash and cash equivalents increased to $4.5 million (consisting primarily of federal funds sold) at December 31, 2006 from $2.5 million at June 30, 2006. Total securities decreased to $24.3 million at December 31, 2006 from $26.1 million at June 30, 2006.

         Our total liabilities increased $3.3 million, or 3.33% mostly due to an increase in deposits to $80.2 million at December 31, 2006, from $64.3 million at June 30, 2006, a $15.9 million, or 24.8% increase. Certificates of deposit increased $10.2 million from June 30, 2006. Approximately $6.0 million of this increase was from additional public funds deposits. In addition, our rate promotion for shorter-term certificates of deposit has been effective in attracting these types of deposits. Passbook savings increased $5.4 million due to subscribers' deposits. Other deposit categories were up slightly from June 30, 2006. Federal Home Loan Bank advances were $21.2 million, a decline of $12.2 million, or 36.6%, from $33.4 million at June 30, 2006. We have used the deposit funding to pay down our short-term advances.

         Stockholders' equity increased $282,000 to $13.4 million at December 31, 2006 from $13.1 million at June 30, 2006, primarily due to net income of $348,000 for the period. The Company paid regular cash dividends of $0.30 per share to stockholders other than Osage Federal MHC, or $196,000 (net of restricted stock dividends of $11,000), in the period ending December 31, 2006. Expenses of the stock option plan and restricted stock plan increased stockholders' equity by $69,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

         GENERAL. Net income for the three months ended December 31, 2006 was $181,000 ($0.08 per diluted share), an $18,000, or 11.4%, increase compared to net income of $162,000 ($0.07 per diluted share) for the three months ended December 31, 2005. The increase in net income resulted mainly from an increase in net interest income, partly offset by a decrease in noninterest income and an increase in noninterest expense.

         INTEREST INCOME. Total interest income increased by $270,000, or 18.9%, to $1.7 million for the three months ended December 31, 2006 from $1.4 million for the same period in 2005 primarily due to a 42 basis point increase in average yield on interest-earning assets, The yield on earning assets for the period was 6.06% compared to a yield of 5.64% in the same period in 2005. The average balance of total interest-earning assets increased $10.8 million from the three months ended December 31, 2005.

         The primary factor for the increase in interest income was a $230,000, or 20.4% increase in interest from loans. Average loans increased $12.0 million, or 17.3%, from $69.3 million in 2005 to $81.3 million in 2006. There was an 18 basis point increase in the average yield on loans to 6.62% for the 2006 period from 6.44% in the 2005 period, reflecting slightly higher long-term interest rates.

         Our average investment portfolio and cash investments totaled $28.4 million for the three months ended December 31, 2006, a $1.5 million or 5.1% decrease from the same period in 2005. The yield on these investments improved to 4.48% compared to 3.82% in 2005. This yield increase is attributable to general short-term interest rate increases as well as repricing on existing adjustable-rate securities.

         INTEREST EXPENSE. Total interest expense increased $233,000, or 34.5%, to $906,000 for the three months ended December 31, 2006 from $673,000 for the three months ended December 31, 2005. The increase in interest expense resulted from a 63 basis point increase in the average cost of interest-bearing liabilities combined with a $10.2 million, or 12.0%, increase in the average balance, to $95.1 million for the 2006 period compared to $84.9 million for the 2005 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases and a change in the mix of liabilities. We had $8.1 million of short-term advances at December 31, 2006 which are subject to rate increases every 30 days or more frequently. Average interest-bearing deposits were up $12.6 million between the two quarters, with certificates of deposit and passbook savings deposits accounting for a $13.4 million and $1.4 million increase, respectively. For the same time periods, interest-bearing checking balances decreased $1.5 million and money market savings account balances dropped $701 thousand. We are seeing transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. We instituted a new advertising campaign called "You Pick `Em", which allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 96 basis points between the two periods.

         Interest expense on FHLB advances increased less than $2,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, reflecting a decrease in the average balance of advances to $25.3 million for the 2006 period from $27.8 million for the 2005 period, offset by a 46 basis point increase in the average cost. These rates have increased mainly because of higher rates on our short-term advances.

         NET INTEREST INCOME. Net interest income increased by $38,000, or 5.0%, to $797,000 for the three months ended December 31, 2006 from $759,000 for the three months ended December 31, 2005. The net interest rate spread decreased to 2.28% for the 2006 period from 2.50% for the 2005 period, while the net interest margin decreased to 2.84% from 2.99% for the same periods. The decreases in spread and margin reflect both the inversion of the yield curve, which means that short-term market rates are at or above long-term rates, and higher-rate certificates of deposit.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 for the three months ended December 31, 2006, a $2,000 decline from the three months ended December 31, 2005. There were $3,000 of net charge-offs in the three months ended December 31, 2006 and $11,000 in the same period in 2005. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $402,000 at December 31, 2006 and $385,000 at December 31, 2005, and as a percentage of total loans outstanding was 0.49% and 0.55% at December 31, 2006 and 2005, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

         NONINTEREST INCOME. Noninterest income decreased to $160,000 for the three months ended December 31, 2006 from $166,000 for the three months ended December 31, 2005. Gains on sales of mortgage loans were down $9,000 due to lower loan volumes sold, and all other noninterest income categories changed only slightly.

         NONINTEREST EXPENSE. Noninterest expense was $677,000 for the three months ended December 31, 2006, increasing $10,000 from $667,000 for the three months ended December 31, 2005. Salaries and benefits increased $18,000, or 4.6%. Employee insurance costs increased $9,000. Expense for the employee stock ownership plan (ESOP) increased $6,000, which is a function of the average price of our stock. Other operating expenses decreased slightly, by $2,000, primarily as a result of an $9,000 decrease in audit and other SEC filing expenses. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings to up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $5,000, or 6.1%, reflecting an increase in taxable income. The effective tax rate was 33% for the three months ended December 31, 2006, and 34% for the three months ended December 31, 2005.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

         GENERAL. Net income for the six months ended December 31, 2006 was $348,000 ($0.16 per diluted share), a $20,000, or 6.1%, increase compared to net income of $328,000 ($0.15 per diluted share) for the six months ended December 31, 2005. The increase in net income resulted mainly from an increase in net interest income, partly offset by a decrease in noninterest income and an increase in noninterest expense.

         INTEREST INCOME. Total interest income increased by $565,000, or 20.2%, to $3.4 million for the six months ended December 31, 2006 from $2.8 million for the same period in 2005 primarily due to a 41 basis point increase in average yield on interest-earning assets, The yield on earning assets for the period was 6.02% compared to a yield of 5.61% in the same period in 2005. The average balance of total interest-earning assets increased $11.8 million from the six months ended December 31, 2005.

         The primary factor for the increase in interest income was a $465,000, or 21.1% increase in interest from loans. Average loans increased $12.2 million, or 17.9%, from $68.3 million in 2005 to $80.5 million in 2006. There was a 17 basis point increase in the average yield on loans to 6.59% for the 2006 period from 6.42% in the 2005 period, reflecting slightly higher long-term interest rates.

         Our average investment portfolio and cash investments totaled $28.6 million for the six months ended December 31, 2006, an $826,000 or 2.8% decrease from the same period in 2005. The yield on these investments improved to 4.42% compared to 3.76% in 2005. This yield increase is attributable to general short-term interest rate increases as well as repricing on existing adjustable-rate securities.

         INTEREST EXPENSE. Total interest expense increased $508,000,or 39.3%, to $1.8 million for the six months ended December 31, 2006 from $1.3 million for the six months ended December 31, 2005. The increase in interest expense resulted from a 71 basis point increase in the average cost of interest-bearing liabilities combined with an $11.1 million, or 13.4%, increase in the average balance, to $94.4 million for the 2006 period compared to $83.3 million for the 2005 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. We had an average balance of $16.5 million in short-term advances for the period ended December 31, 2006, which are subject to rate increases every 30 days or more frequently. Average interest-bearing deposits were up $7.7 million between the two periods, with certificates of deposit accounting for a $9.9 million increase. For the same time periods, interest-bearing checking balances decreased $1.5 million and money market savings account balances decreased $1.2 million. We are seeing transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. We instituted a new advertising campaign called "You Pick `Em", which allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 84 basis points between the two periods.

         Interest expense on FHLB advances increased $166,000 for the six months ended December 31, 2006, or 29.2%, compared to the six months ended December 31, 2005, reflecting an increase in the average balance of advances to $29.2 million for the 2006 period from $25.7 million for the 2005 period, and a 61 basis point increase in the average cost. These rates have increased mainly because of higher rates on our short-term advances.

         NET INTEREST INCOME. Net interest income increased by $57,000, or 3.8%, to $1.6 million for the six months ended December 31, 2006 from $1.5 million for the six months ended December 31, 2005. The net interest rate spread decreased to 2.25% for the 2006 period from 2.54% for the 2005 period, while the net interest margin decreased to 2.80% from 3.02% for the same periods. The decreases in spread and margin reflect the inversion of the yield curve, which means that short-term market rates are at or above long-term rates.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 for the six month period ended December 31, 2006, a $2,000 decline from the $12,000 provision for the period ended December 31, 2005. There were $7,000 of net charge-offs in the six months ended December 31, 2006 and $21,000 in the same period in 2005. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         NONINTEREST INCOME. Noninterest income decreased to $331,000 for the six months ended December 31, 2006 from $342,000 for the six months ended December 31, 2005. Gains on sales of mortgage loans were down $23,000 due to lower loan volumes sold, and all other noninterest income categories changed only slightly.

         NONINTEREST EXPENSE. Noninterest expense was $1.4 million for the six months ended December 31, 2006, increasing $26,000 from $1.4 million for the six months ended December 31, 2005. Salaries and benefits increased $54,000, or 6.8%. Employee insurance increased $14,000, and expense for the employee stock ownership plan (ESOP) increased $15,000, which is a function of the average price of our stock. Other operating expenses decreased $16,000 primarily as a result of an $18,000 decrease in audit and other SEC filing expenses. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings to up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $1,000, or .8%, reflecting an increase in taxable income. The effective tax rate was 34% for the six months ended December 31, 2006, and 36% for the six months ended December 31, 2005.

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

           Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2006, the total approved loan origination commitments outstanding amounted to $3.1 million. At the same date, construction loans in process were $362,000. We also had $439,000 of unfunded commitments on lines of credit on that date. We had no commitments to sell loans to Freddie Mac or any others. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $37.7 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2006, our total collateralized borrowing limit was $47.5 million of which we had $21.2 million outstanding, giving us the ability at December 31, 2006 to borrow an additional $26.3 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

                           PART II. OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

         (B) On November 8, 2006, the Securities and Exchange Commission declared the registrant's Registration Statement on Form S-1 (Commission File No. 333-137377) effective. The Registration Statement covered the sale by the registrant of up to 4,761,000 shares of its common stock, $.01 par value, including up to 1,436,394 shares to be issued in exchange for publicly held shares of Osage Federal Financial, Inc. in connection with the second step conversion of Osage Federal MHC (the "Conversion and Reorganization"). The offering was commenced on November 17, 2006 and terminated on January 17, 2007. The Conversion and Reorganization was approved by the members of Osage Federal MHC and the stockholders of Osage Federal Financial, Inc. at special meetings held on December 18, 2006. The Conversion and Reorganization was completed on January 17, 2007 with 2,513,880 shares sold to the public at $10.00 per share for aggregate proceeds of $25,138,800 and approximately 1,086,120 shares issued in exchange for shares of Osage Federal Financial, Inc. The registrant estimates that it incurred approximately $1.7 million in expenses in the offering (including approximately $1.1 million in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $21.5 million. The registrant used approximately 50% of the net proceeds to acquire all of the shares of capital stock to be issued by Osage Federal Bank in connection with the Conversion and Reorganization and used $2,294,869 to fund a loan to its Employee Stock Ownership Plan. The Company retained the remainder of the proceeds for ongoing expenses. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the registrant or affiliates of the registrant.

ITEM 6.  EXHIBITS

         The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         ------   -----------
         3(i)     Articles of Incorporation *
         3(ii)    Bylaws *
         4        Form of Common Stock Certificate **
         10.1     Executive Salary Continuation Plan and Split Dollar Agreements with Mark S.
                  White***
         10.2     Executive Salary Continuation Plan and Split Dollar Agreements with Richard
                  Trolinger***
         10.3     Executive Salary Continuation Plan and Split Dollar Agreements with Martha
                  Hayes***
         10.4     Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen
                  Smith***
         10.5     Director Supplemental Income Plan and Split Dollar Agreements with
                  Mark A. Formby***
         10.6     Director Supplemental Income Plan and Split Dollar Agreements with
                  Harvey Payne***
         10.7     Director Supplemental Income Plan and Split Dollar Agreements with
                  Gary Strahan***
         10.8     Osage Bancshares, Inc. 2004 Stock Option Plan****
         10.9     Osage Federal Bank 2004 Restricted Stock Plan****
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

         ---------------
         *     Incorporated by reference from  Pre-Effective  Amendment No. 1 to the  Registrant's  Registration  Statement  on Form S-1 (File No.
               333-137377).
         **    Incorporated  by  reference from  the  Registrant's  Registration
               Statement on Form S-1 (File No. 333-137377).
         ***   Incorporated  by  reference  from the  Quarterly  Report  on Form
               10-QSB of Osage  Federal Financial,  Inc. for the  Quarter  Ended
               March 31, 2005.
         ****  Incorporated  by  reference  to  the  Registrant's   Registration
               Statement on Form S-8 (File No. 333-140308).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE BANCSHARES, INC.



Date: February 12, 2007                      /s/ Mark S. White
                                            -----------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: February 12, 2007                      /s/ Sue Allen Smith
                                            -----------------------------------
                                            Sue Allen Smith, Vice President
                                            (Principal Financial Officer)