Form 10QSB
period 2007-03-31
OSAGE BANCSHARES, INC.
filed 2007-05-14
CIK 1375336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ______________________________

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 1-33224
                                                -------

                             OSAGE BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         MARYLAND                                         32-0181888
-------------------------------                       --------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of April 30, 2007 there were 3,603,590 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional  Small Business Issuer  Disclosure Format (check one):
 Yes [ ]  No [X]

                             OSAGE BANCSHARES, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and June 30, 2006                    3
Consolidated  Statements of Income -  (Unaudited)  for the three and nine months
         ended March 31, 2007 and 2006                                                            4
Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended
         March 31, 2007 and 2006                                                                  5
Notes to Consolidated Financial Statements (Unaudited)                                            7

Item 2.  Management's Discussion and Analysis or Plan of Operation                               10

Item 3.  Controls and Procedures                                                                 16

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                                                17

Signatures                                                                                       18

ITEM 1.  FINANCIAL STATEMENTS

                             OSAGE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                               MARCH 31,        JUNE 30,
                                                                                 2007            2006
                                                                          ------------------ ------------
                                                                             (unaudited)
    Cash and due from banks                                                $   1,517,747    $   1,374,110
    Interest bearing deposits with banks                                         157,690           58,906
    Federal funds sold                                                        12,017,000        1,022,000
                                                                           -------------    -------------
        Cash and cash equivalents                                             13,692,437        2,455,016

    Available-for-sale securities                                             16,429,677       17,835,601
    Held-to-maturity securities                                                7,282,911        8,220,499
    Mortgage loans held for sale                                                      --          155,500
    Loans, net of allowance for loan losses of $402,601 and $399,701 at
       March 31, 2007 and June 30, 2006, respectively                         82,645,142       77,927,235
    Premises and equipment                                                     1,321,731        1,155,390
    Foreclosed assets held for sale, net                                          54,850           49,993
    Interest receivable                                                          462,619          430,610
    Federal Home Loan Bank stock, at cost                                      1,786,000        1,711,000
    Bank owned life insurance                                                  2,142,892        2,086,877
    Deferred income taxes                                                         19,590           47,792
    Other                                                                        183,500          161,892
                                                                           -------------    -------------
               Total assets                                                $ 126,021,349    $ 112,237,405
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                           $  76,449,222    $  64,309,734
        Federal Home Loan Bank advances                                       13,000,000       33,350,000
        Advances from borrowers held in escrow                                   604,807          785,813
        Accrued interest and other liabilities                                   468,277          500,279
                                                                           -------------    -------------
               Total liabilities                                              90,522,306       98,945,826
                                                                           -------------    -------------

    COMMITMENTS AND CONTINGENCIES                                                     --               --
    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP (42,640 SHARES AT
       MARCH 31, 2007 AND 21,117 SHARES AT JUNE 30, 2006)                        341,229          163,470
    STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value (5,000,000 shares authorized;
          none outstanding)                                                           --               --
        Common stock, $.01 par value (20,000,000 shares authorized;
             3,603,590 shares issued and outstanding, net of 288,000 and
          86,172 allocated and unallocated ESOP shares at March 31, 2007
          and June 30, 2006, respectively)                                        33,156          223,226
        Additional paid-in capital                                            27,220,345        5,290,160
        Retained earnings                                                      8,103,231        7,872,151
        Accumulated other comprehensive loss                                    (198,918)        (257,428)
                                                                           -------------    -------------
               Total stockholders' equity                                     35,157,814       13,128,109
                                                                           -------------    -------------
               Total liabilities and stockholders' equity                  $ 126,021,349    $ 112,237,405
                                                                           =============    =============

See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       MARCH 31,                     MARCH 31,
                                                           -----------------------------------------------------------------
                                                                2007              2006         2007              2006
                                                           ------------     ------------   ------------        ------------
                                                                     (unaudited)                   (unaudited)
    INTEREST INCOME
        Loans                                              $  1,362,466     $  1,131,220   $  4,037,712        $  3,340,988
        Available-for-sale securities                           205,451          188,887        624,306             518,563
        Held-to-maturity securities                              81,286           95,869        253,160             310,813
        Deposits with other financial institutions              125,865           10,695        172,579              24,094
        Other                                                    23,166           20,827         75,204              52,914
                                                           ------------     ------------   ------------        ------------
           Total interest income                              1,798,234        1,447,498      5,162,961           4,247,372
                                                           ------------     ------------   ------------        ------------
    INTEREST EXPENSE
        Deposits                                                619,042          375,338      1,680,900           1,095,859
        Advances from Federal Home Loan Bank                    161,857          336,370        898,142             906,285
                                                           ------------     ------------   ------------        ------------
           Total interest expense                               780,899          711,708      2,579,042           2,002,144
                                                           ------------     ------------   ------------        ------------

    NET INTEREST INCOME                                       1,017,335          735,790      2,583,919           2,245,228
    Provision for loan losses                                       --                --         10,000              12,000
                                                           ------------     ------------   ------------        ------------
    Net interest income after provision for loan
       losses                                                 1,017,335          735,790      2,573,919           2,233,228
                                                           ------------     ------------   ------------        ------------

    NONINTEREST INCOME
        Service charges on deposit accounts                      89,120           95,062        284,740             300,961
        Other service charges and fees                           20,821           16,573         53,104              46,666
        Gain on sale of mortgage loans                               --            1,196         11,710              35,419
        Net loan servicing fees                                  13,545            8,648         33,914              23,485
        Other income                                             40,544           34,052        111,254              91,035
                                                           ------------     ------------   ------------        ------------
           Total noninterest income                             164,030          155,531        494,722             497,566
                                                           ------------     ------------   ------------        ------------

    NONINTEREST EXPENSE
        Salaries and employee benefits                          436,188          425,798      1,277,317           1,213,279
        Net occupancy expense                                    67,012           63,924        196,007             204,048
        Deposit insurance premium                                 2,206            2,119          6,226               6,469
        Other operating expenses                                215,680          200,367        597,866             598,494
                                                           ------------     ------------   ------------        ------------
           Total noninterest expense                            721,086          692,208      2,077,416           2,022,290
                                                           ------------     ------------   ------------        ------------

    INCOME BEFORE INCOME TAXES                                  460,279          199,113        991,225             708,504

    PROVISION FOR INCOME TAXES                                  168,134           70,299        351,025             251,703
                                                           ------------     ------------   ------------        ------------

    NET INCOME                                             $    292,145     $    128,814   $    640,200        $    456,801
                                                           ============     ============   ============        ============

    BASIC EARNINGS PER SHARE                               $       0.09     $       0.04   $       0.19        $       0.14
                                                           ============     ============   ============        ============

    DILUTED EARNINGS PER SHARE                             $       0.09     $       0.04   $       0.19        $       0.14
                                                           ============     ============   ============        ============

    CASH DIVIDENDS PAID PER SHARE                          $       0.06     $       1.13   $       0.36        $       1.36
                                                           ============     ============   ============        ============

See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ------------------------------
                                                                                      2007               2006
                                                                                    -----------        -----------
                                                                                           (unaudited)
    OPERATING ACTIVITIES
        Net income                                                                  $   640,200        $   456,801
        Items not requiring (providing) cash
           Depreciation                                                                  68,565             78,875
           Provision for loan losses                                                     10,000             12,000
           Amortization                                                                  63,884             92,341
           Restricted stock plan and options expense                                    103,014            103,013
           Deferred income taxes                                                         (7,660)           (20,445)
           Gain on sale of mortgage loans                                               (11,710)           (35,419)
           Gain on sale of foreclosed assets held for sale                               (9,021)            (4,210)
           Dividends on available-for-sale mutual funds                                (466,253)          (349,243)
           Stock dividends on Federal Home Loan Bank stock                              (75,000)           (52,600)
           Increase in cash surrender value of bank owned life insurance                (56,015)           (55,487)
        Originations of loans held for delivery against commitments                  (1,342,090)        (4,298,620)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                                 1,502,166          4,316,549
        Allocation of employee stock ownership plan shares                              177,759             94,073
        Tax benefits of employee benefit plans                                           32,307                 --
        Changes in
           Interest receivable                                                          (32,009)           (78,643)
           Other assets                                                                 (56,763)           (26,614)
           Accrued interest and other liabilities                                       (32,002)           (66,744)
                                                                                    -----------        -----------
               Net cash  provided by operating activities                               509,372            165,627
                                                                                    -----------        -----------

    INVESTING ACTIVITIES
        Net increase in loans                                                        (4,814,856)        (7,947,030)
        Purchases of premises and equipment                                            (234,906)           (11,612)
        Purchase of Federal Home Loan Bank stock                                             --           (451,200)
        Proceeds from sale of foreclosed assets                                          91,113             25,647
        Purchases of available-for-sale securities                                           --         (5,937,220)
        Proceeds from maturities and paydowns of held-to-maturity
          securities                                                                    939,187          2,606,509
        Proceeds from maturities and paydowns of available-for-sale
          securities                                                                  1,943,355          2,243,958
                                                                                    -----------        -----------
               Net cash  used in investing activities                                (2,076,107)        (9,470,948)
                                                                                    -----------        -----------


See Notes to Consolidated Financial Statements

                             OSAGE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  --------------------------------
                                                                                      2007               2006
                                                                                  ------------         -----------
                                                                                            (Unaudited)
    FINANCING ACTIVITIES
        Net decrease  in demand, money market, NOW and savings deposits           $ (1,323,760)        $(1,409,366)
        Net increase in certificates of deposit                                     13,463,248           2,183,582
        Net increase (decrease) in Federal Home Loan Bank short-term
          borrowings                                                               (20,850,000)          9,150,000
        Proceeds from Federal Home Loan Bank advances                                2,000,000           3,000,000
        Repayments of Federal Home Loan Bank advances                               (1,500,000)         (3,000,000)
        Net decrease  in advances from borrowers held in escrow                       (181,006)           (114,666)
        Proceeds from sale of common stock, net                                     21,496,833                  --
        Receipt of funds from Osage Federal MHC                                         86,996                  --
        Payment of dividends (net of restricted stock dividends)                      (409,120)           (886,169)
        Proceeds from exercise of stock options (net of tax benefits)                   27,607              75,782
        Shares purchased and withheld  for restricted stock plans                       (6,642)           (223,356)
                                                                                  ------------         -----------
               Net cash provided by financing activities                            12,804,156           8,775,807
                                                                                  ------------         -----------

    INCREASE IN CASH AND CASH EQUIVALENTS                                           11,237,421            (529,514)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,455,016           2,224,045
                                                                                  ------------         -----------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 13,692,437         $ 1,694,531
                                                                                  ============         ===========
    SUPPLEMENTAL CASH FLOWS INFORMATION

        Real estate and other assets acquired in settlement of loans              $     96,949         $   111,161

        Interest paid                                                             $  2,542,797         $ 2,000,029

        Income taxes paid                                                         $    355,773         $   319,344

        Mutual fund dividends reinvested                                          $    466,253         $   349,243


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

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At March 31, 2007, approximately $1,624,000 in such costs had been incurred.

         At March 31, 2007, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company's financial statements consist of those of Osage Federal Financial, Inc.

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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 154,
         "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3". SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 effective July 1, 2006. Since there have been no material accounting changes or errors for the nine months ended March 31, 2007, the adoption did not have a material impact on the Company's results of operations or financial condition.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on underecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning July 1, 2007. The Company is currently evaluating the impact of this Interpretation.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The Company is currently evaluating the impact of SAB 108 and does not expect that the bulletin will have a material impact on the Company's condensed consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning July 1, 2007. The Company is currently evaluating the impact of this pronouncement.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure its financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS is effective for the Company beginning July 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its financial statements.



3.       EARNINGS PER SHARE

         Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc., and assume the shares issued in the January 17, 2007 conversion were outstanding the entire periods presented.

         EPS were computed as follows for the three months and nine months ended March 31:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       MARCH 31,                MARCH 31,
                                                             -------------------------------------------------
                                                                   2007        2006        2007        2006
                                                             -------------------------------------------------
         Net income                                          $  292,145   $  128,814    $  640,200  $  456,801
                                                             -------------------------------------------------
         Average common shares outstanding                    3,320,562    3,283,209     3,297,677   3,283,209
                                                             -------------------------------------------------
         Average common diluted shares outstanding            3,338,879    3,294,240     3,335,650   3,303,350
                                                             -------------------------------------------------
         Basic earnings per share                                 $0.09        $0.04         $0.19       $0.14
                                                             -------------------------------------------------
         Fully diluted earnings per share                         $0.09        $0.04         $0.19       $0.14
                                                             -------------------------------------------------

4.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                          --------------------------------------------------------------
                                                              2007             2006             2007            2006
                                                          --------------------------------------------------------------
                                                                                    (Unaudited)
    NET INCOME                                            $   292,145      $  128,814         $ 640,200        $ 456,801
                                                          -----------      ----------         ---------        ---------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on
          available-for-sale securities, net of
          income taxes                                         19,998         (44,275)           58,510          (97,119)
                                                          -----------      ----------         ---------        ---------
    COMPREHENSIVE INCOME                                  $   312,143      $   84,539         $ 698,710        $ 359,682
                                                          ===========      ==========         =========        =========


5.       CASH DIVIDENDS PAID PER SHARE

         For the quarter ended March 31, 2007, cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. For the other periods, cash dividends paid per share include cash dividends paid to all shareholders of Osage Federal Financial, Inc. other than Osage Federal MHC.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND JUNE 30, 2006

         Our total assets increased by $13.8 million to $126.0 million at March 31, 2007 from $112.2 million at June 30, 2006 primarily due to the $21.5 million of equity raised during our conversion. Cash and cash equivalents rose $11.2 million, from $2.5 million at June 30, 2006 to $13.7 million at March 31, 2007. This reflects the investment of part of the equity proceeds into federal funds sold. Our loans receivable, net grew $4.7 million or 6.1% in the same time period. Loans receivable, net increased to

$82.6 million at March 31, 2007 from $77.9 million at June 30, 2006. This increase in loans receivable, net primarily resulted from a $3.3 million, or 45.5%, increase in loans secured by nonresidential real estate. One- to four-family loans also increased by $2.5 million, while construction loans declined $1.3 million. There were no loans held for sale at March 31, 2007, compared to $156,000 at June 30, 2006. Total securities decreased to $23.7 million at March 31, 2007 from $26.1 million at June 30, 2006, as a result of normal paydowns.

         Our total liabilities decreased $8.4 million, or 8.5% mostly due to a decrease in Federal Home Loan Bank advances. These advances were $13.0 million at March 31, 2007, a decrease of $20.4 million, or 61.0%, from $33.4 million at June 30, 2006. This decrease resulted from using deposit funding and part of the equity raised during the conversion to pay off short-term borrowings. Total deposits were $76.4 million at March 31, 2007, a $12.1 million, or 18.9% increase from $64.3 million at June 30, 2006. Certificates of deposit increased $13.5 million from June 30, 2006. Approximately $7.3 million of this increase was from additional public funds deposits. In addition, our rate promotion for shorter-term certificates of deposit has been effective in attracting these types of deposits. Other deposit categories were down slightly from June 30, 2006.

         Stockholders' equity increased $22.0 million to $35.2 million at March 31, 2007 from $13.1 million at June 30, 2006, primarily due to the $21.5 million of equity raised during the conversion. Net income was $640,000 for the period. The Company paid regular cash dividends of $409,000 (net of restricted stock dividends of $14,000), in the period ending March 31, 2007. Expenses of the stock option plan and restricted stock plan increased stockholders' equity by $103,000, and stock options exercised added $28,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
2006

         GENERAL. Net income for the three months ended March 31, 2007 was $292,000 ($0.09 per diluted share), a $163,000, or 126.8%, increase compared to net income of $129,000 ($0.04 per diluted share) for the three months ended March 31, 2006. The increase in net income resulted mainly from an increase in net interest income, partially offset by an increase in both noninterest expense and the provision for income taxes.

         INTEREST INCOME. Total interest income increased by $351,000, or 24.2%, to $1.8 million for the three months ended March 31, 2007 from $1.4 million for the same period in 2006 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the three months ended March 31, 2007 was $111.5 million, an increase of $10.8 million from the average balance of $100.7 million for the three months ended March 31, 2006. The yield on earning assets for the period increased 30 basis points, and was 6.12% compared to a yield of 5.73% in the same period in 2006.
         The primary factor for the increase in interest income was a $231,000, or 20.4% increase in interest from loans. Average loans increased $11.4 million, or 16.1%, from $70.5 million in 2006 to $81.9 million in 2007. There was a 25 basis point increase in the average yield on loans to 6.75% for the 2007 period from 6.50% in the 2006 period, reflecting a higher mix of non-residential real estate loans. These loans typically have a higher yield than fixed rate 1- to 4-family loans. Our variable rate mortgages have repriced to higher rates as well, helping to improve the yield.

         Our average investment portfolio and cash investments totaled $35.5 million for the three months ended March 31, 2007, a $5.1 million or 16.8% increase from the same period in 2006. The yield on these investments improved to 4.72% compared to 3.95% in 2006. This yield increase is attributable to a higher mix of short-term interest rate balances (primarily federal funds sold) as well as repricing on existing adjustable-rate securities.

         INTEREST EXPENSE. Total interest expense increased $69,000, or 9.7%, to $781,000 for the three months ended March 31, 2007 from $712,000 for the three months ended March 31, 2006. The increase in interest expense resulted from a 40 basis point increase in the average cost of interest-bearing liabilities partially offset by a $1.7 million, or 2.0%, decrease in the average balance, to $85.6 million for the 2007 period compared to $87.3 million for the 2006 period. The increase in the average cost of interest-bearing liabilities was most notably due to a change in the mix of liabilities. Average interest-bearing deposits were up $14.0 million between the two quarters, with certificates of deposit accounting for a $15.0 million increase. For the same time periods, passbook savings balances increased $778,000, while money market savings and interest-bearing checking balances decreased $1.1 million and $673,000, respectively. During the early part of the current year, we held $5.2 million of subscribers' funds as passbook savings deposits at a rate of .8%. This increased average deposit balances by approximately $1.0 million. We continue to see transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. Our advertising campaign, called "You Pick `Em", allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 92 basis points between the two periods.

         Interest expense on FHLB advances decreased $175,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflecting a decrease in the average balance of advances to $14.4 million for the 2007 period from $30.1 million for the 2006 period, while the average cost increased only 3 basis points between the same periods. Because of the inverted yield curve, and because we paid off our short-term borrowings, the cost of these borrowings at March 31, 2007 are 4.45%, which is an improvement over the average rates for the quarters ended March 31, 2007 and 2006.

         NET INTEREST INCOME. Net interest income increased by $281,000, or 38.3%, to $1,017,000 for the three months ended March 31, 2007 from $736,000 for the three months ended March 31, 2006. The net interest rate spread was 2.42% for both periods, while the net interest margin improved to 3.46% from 2.91% for the same periods. The net interest margin increase reflects the equity we received during our conversion, partially offset by increases in certificates of deposit rates.

         PROVISION FOR LOAN LOSSES. No provision for loan losses was recorded in the quarters ended March 31, 2007 or 2006, nor were there any net charge-offs for either of the periods. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $403,000 at March 31, 2007 and $385,000 at March 31, 2006, and as a percentage of total loans outstanding was 0.48% and 0.52% at March 31, 2007 and 2006, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

         NONINTEREST INCOME. Noninterest income increased to $164,000 for the three months ended March 31, 2007 from $156,000 for the three months ended March 31, 2006. Service charges on deposit accounts decreased $6,000, while interchange income from debit cards increased $4,000 during the same periods, and net loan servicing fees increased $5,000.

         NONINTEREST EXPENSE. Noninterest expense was $721,000 for the three months ended March 31, 2007, increasing $29,000 from $692,000 for the three months ended March 31, 2006. Salaries and benefits increased $10,000, or 2.4%. With the stock conversion, the number of shares held by the Employee Stock Ownership Plan (ESOP) increased, resulting in $20,000 of increased expense for the quarter ended March 31, 2007. For the same periods, restricted stock plan expense decreased $35,000. Dividends on unvested restricted stock plan shares, including the $1.00 ($.635 after adjusting for the reorganization) special dividend paid in January 2006, accounted for most of this decrease. Employee salaries increased $13,000 because of normal salary increases, and employee insurance costs increased $6,000. Other operating expenses increased by $15,000, with advertising accounting for $10,000 of this increase. We instituted a new advertising program entitled "bank more", stressing customer service, internet banking, and being a hometown bank. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $98,000, or 139.2%, reflecting an increase in taxable income. The effective tax rate was 37% for the three months ended March 31, 2007, and 35% for the three months ended March 31, 2006.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2007 AND
2006

         GENERAL. Net income for the nine months ended March 31, 2007 was $640,000 ($0.19 per diluted share), a $183,000, or 40.1%, increase compared to net income of $457,000 ($0.14 per diluted share) for the nine months ended March 31, 2006. The increase in net income resulted mainly from an increase in net interest income, partially offset by a decrease in noninterest income, and an increase in noninterest expense and provision for income taxes.

         INTEREST INCOME. Total interest income increased by $916,000, or 21.6%, to $5.2 million for the nine months ended March 31, 2007 from $4.2 million for the same period in 2006 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the nine months ended March 31, 2007 was $113.6 million, an increase of $13.4 million from the average balance of $100.2 million for the nine months ended March 31, 2006. The yield on earning assets for the period increased 41 basis points, and was 6.06% compared to a yield of 5.65% in the same period in 2006.

         The primary factor for the increase in interest income was a $697,000, or 20.9% increase in interest from loans. Average loans increased $12.0 million, or 17.3%, from $69.0 million in 2006 to $81.0 million in 2007. There was a 19 basis point increase in the average yield on loans to 6.64% for the 2007 period from 6.45% in the 2006 period, reflecting slightly higher long-term interest rates, repricing of variable-rate loans, and a change in the mix of loans.

         Our average investment portfolio and cash investments totaled $30.9 million for the nine months ended March 31, 2007, a $1.2 million or 3.9% increase from the same period in 2006. The yield on these investments improved to 4.53% compared to 3.83% in 2006. This yield increase is attributable to a higher mix of short-term investments as well as repricing on existing adjustable-rate securities.

         INTEREST EXPENSE. Total interest expense increased $577,000, or 28.8%, to $2.6 million for the nine months ended March 31, 2007 from $2.0 million for the nine months ended March 31, 2006. The increase in interest expense resulted from a 60 basis point increase in the average cost of interest-bearing liabilities combined with a $6.8 million, or 8.1%, increase in the average balance, to $91.5 million for the 2007 period compared to $84.7 million for the 2006 period. The increase in the average cost of interest-bearing liabilities was most notably due the change in mix of our deposits. Average interest-bearing deposits were up $9.8 million between the two periods, with certificates of deposit accounting for an $11.6 million increase. For the same time periods, interest-bearing checking and money market savings account balances decreased $1.2 million each. We are seeing transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. Our advertising campaign called "You Pick `Em" allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 72 basis points between the two periods.

         Interest expense on FHLB advances decreased $8,000 for the nine months ended March 31, 2007, or .9%, compared to the nine months ended March 31, 2006, reflecting a decrease in the average balance of advances to $24.2 million for the 2007 period from $27.2 million for the 2006 period, offset by a 50 basis point increase in the average cost. These rates increased mainly because of higher rates on our short-term advances. As of March 31, 2007, we have no short-term advances.

         NET INTEREST INCOME. Net interest income increased by $339,000, or 15.1%, to $2.6 million for the nine months ended March 31, 2007 from $2.2 million for the nine months ended March 31, 2006. The net interest rate spread decreased to 2.30% for the 2007 period from 2.50% for the 2006 period, while the net interest margin increased to 3.04% from 2.99% for the same periods. The decrease in spread reflects the inversion of the yield curve, which means that short-term market rates are at or above long-term rates. The improvement in the net interest margin reflects the equity received during the conversion.

         PROVISION FOR LOAN LOSSES. The provision for loan losses was $10,000 for the nine month period ended March 31, 2007, a $2,000 decline from the $12,000 provision for the period ended March 31, 2006. There were $7,000 of net charge-offs in the nine months ended March 31, 2007 and $21,000 in the same period in 2006. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         NONINTEREST INCOME. Noninterest income decreased to $495,000 for the nine months ended March 31, 2007 from $498,000 for the nine months ended March 31, 2006. Gains on sales of mortgage loans were down $24,000 due to lower loan volumes sold, and service charges declined $16,000 due to lower insufficient check charges. Interchange income from debit cards increased $12,000 during the same periods, and net loan servicing fees increased $10,000.

         NONINTEREST EXPENSE. Noninterest expense was $2.1 million for the nine months ended March 31, 2007, increasing $55,000 from $2.0 million for the nine months ended March 31, 2006. Salaries and benefits increased $64,000, or 5.3%. Expense for the ESOP increased $35,000, which is a function of the average price of our stock. It is also higher because of a higher number of shares held after the stock conversion. Restricted stock plan expense decreased $34,000. Dividends on unvested restricted stock plan shares, including the $1.00 ($.635 after adjusting for the reorganization) special dividend paid in January 2006, accounted for most of this decrease. Salaries increased $21,000 due to normal raises, and employee insurance increased $20,000. Audit and other SEC filing expenses decreased $19,000, while costs for data processing and debit card services increased $20,000, as we added internet banking and other technological upgrades. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $99,000, or 39.5%, reflecting an increase in taxable income. The effective tax rate was 35% for the nine months ended March 31, 2007, and 36% for the nine months ended March 31, 2006.

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

           Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2007, the total approved loan origination commitments outstanding amounted to $3.7 million. At the same date, construction loans in process were $1.7 million. We also had $391,000 of unfunded commitments on lines of credit on that date. We had no commitments to sell loans to Freddie Mac or any others. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $41.1 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2007, our total collateralized borrowing limit was $48.4 million of which we had $13.0 million outstanding, giving us the ability at March 31, 2007 to borrow an additional $35.4 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

     _______________
     * Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-137377).
     ** Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-137377)
     *** Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc.for the Quarter Ended March 31, 2005.
     **** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-140308).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE BANCSHARES, INC.



Date: May 11, 2007                          /s/ Mark S. White
                                            ------------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: May 11, 2007                          /s/ Sue Allen Smith
                                            ------------------------------------
                                            Sue Allen Smith, Vice President
                                            (Principal Financial Officer)