Form 10KSB
period 2007-06-30
OSAGE BANCSHARES, INC.
filed 2007-09-28
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-33224

OSAGE BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)

Maryland	32-0181888
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

239 East Main Street, Pawhuska, Oklahoma	74056
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number (918) 287-2919
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State issuer’s revenues for its most recent fiscal year: $7.7 million

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.2 million as of September 25, 2007 based on the last sale ($9.04 per share) reported on The Nasdaq Global MarketSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of September 25, 2007, there were 3,603,590 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. (Part III)
Transitional Small Business Disclosure Format (Check one) YES ☐	NO ☒

OSAGE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-KSB

for the fiscal year ended June 30, 2007

PART I

Forward Looking Statements

When used in this discussion and elsewhere in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intend” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

We do not undertake and specifically disclaim any obligations to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Description of Business

The Company. On January 17, 2007, Osage Federal MHC (the “MHC”) completed its reorganization into stock form and Osage Bancshares, Inc. (the “Company”), a Maryland corporation, succeeded to the business of the MHC’s former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding share of common stock of Osage Federal Financial, Inc. was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 shares to the public at $10 per share, including 201,828 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company now owns 100% of the outstanding stock of Osage Federal Bank.

At June 30, 2007, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

Our executive offices are located at 239 East Main Street, Pawhuska, Oklahoma 74056 and our main telephone number is (918) 287-2919.

The Bank. Osage Federal Bank is a federally-chartered stock savings bank. It was originally founded in 1918 as the National Building and Loan Association and was chartered by the State of Oklahoma. Osage Federal Bank converted to a federally-chartered savings and loan association in 1935. Osage Federal Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Osage Federal is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC.

Osage Federal Bank conducts a traditional community bank operation, offering retail banking services, one- to four-family mortgage loans, multi-family, commercial and other real estate mortgage loans, construction loans, automobile loans, second mortgage loans and other consumer loans. Osage Federal Bank operates from its main office in Pawhuska, Oklahoma, and a branch office in Bartlesville, Oklahoma. Osage Federal Bank maintains a website at www.osagefed.com.

Market Area

Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch office is located in Bartlesville, Oklahoma and services Bartlesville and surrounding Washington County plus the western portion of Nowata County. Osage and Washington counties are generally rural in nature with older populations. The economies of both counties are based on the oil and gas industry, and ranching has a presence in Osage County. The current unemployment rate for Osage County is 4.7% and for Washington County is 4.1%. ConocoPhillips, an oil and gas company, is the largest employer in our market area with nearly 3,000 employees. They, as well as other major employers in the area, have hired nearly 700 employees in the past two years. These positions included technological, engineering and other white-collar jobs. Due to these increases in employment, there has been significant one- to-four-family and commercial real estate construction. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska. A Wal-Mart distribution center opened in 2005 and brought an estimated 650 new jobs to Bartlesville. The Osage Tribal Council, headquartered in Pawhuska, has opened four casinos in Osage County in the past few years, which has provided further impetus to the local economies. The latest casino is located just west of Bartlesville, a city of 35,000.

Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Lending Activities

General. We have traditionally focused on the origination of one- to four-family mortgage loans, which comprise a significant majority of the total loan portfolio. We also originate non-residential mortgages including multi-family, commercial, land and other real estate mortgage loans. Construction loans, automobile loans, second mortgage loans, commercial loans and other consumer loans make up the rest of the total loan portfolio.

Substantially all of our borrowers are residents of Osage and Washington Counties, Oklahoma and would be expected to be similarly affected by economic and other conditions in this area. We do not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans. Approximately $7.4 million, or 8.4%, of our loans are to employees of an area-based oil and gas company.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$61,986	68.4%	$54,742	68.1%	$48,348	72.1%
Non-residential	11,957	13.2	7,195	8.9	7,120	10.6
Construction	2,818	3.1	4,675	5.8	1,749	2.6
Automobile	5,184	5.7	5,357	6.7	4,450	6.6
Second mortgage	4,420	4.9	4,098	5.1	3,200	4.8
Commercial	1,740	1.9	1,756	2.2	379	0.6
Other consumer	2,577	2.8	2,558	3.2	1,850	2.7
Total loans	90,682	100.0%	80,381	100.0%	67,096	100.0%

Less:
Loans in process	1,474		2,008		1,306
Net deferred loan fees	85		46		41
Allowance for loan losses	402		400		393
Total loans, net	$88,721		$77,927		$65,356

Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2007. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Due within One year after June 30, 2007	Due after 1 through 5 years June 30, 2007	Due over 5 Years afterJune 30, 2007	Total
	(In thousands)
Real estate mortgage
One- to four-family residential	$805	$2,993	$58,188	$61,986
Nonresidential	704	2,890	8,363	11,957
Construction	1,010	—	1,808	2,818
Automobile	361	4,445	378	5,184
Second mortgage	210	656	3,554	4,420
Commercial	1,011	285	444	1,740
Other consumer	1,256	682	639	2,577
Total	$5,357	$11,951	$73,374	$90,682

The following table sets forth the dollar amount of all loans at June 30, 2007 due after June 30, 2008, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Real estate mortgage:
One- to four-family	$56,714	$4,467
Non-residential	10,886	367
Construction	1,808	—
Automobile	4,823	—
Second mortgage	3,870	340
Commercial	494	235
Other consumer	1,321	—
Total	$79,916	$5,409

One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma.

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. Most of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The weighted average maturities of our fixed-rate, one- to four-family mortgage loans in portfolio are approximately 213 months, and depending on our interest rate risk and liquidity, we sometimes sell our longer-term loans to Freddie Mac. During this fiscal year, we held most of our originated one- to four-family fixed-rate loans. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate loans have terms of up to 30 years with an initial fixed-rate period of one year according to the terms of the loan. We also originate a small amount of hybrid loans, which have initial 3- or 5-year fixed terms, then convert to an adjustable rate. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

Substantially all of our residential mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified independent appraisers approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney’s opinion in lieu of title insurance. Homeowner’s, liability, fire and, if required, flood insurance policies are also required.

During the 2005 fiscal year, we began offering 100% loan-to-value ratio one- to four-family residential loans to our most creditworthy borrowers. Borrowers generally must qualify based on credit criteria, and they are required to obtain private mortgage insurance covering us for any loss in excess of 80%. The borrower pays a discount fee for these loans. During the year ended June 30, 2007, we originated $1.6 million of mortgages under this program.

Non-Residential Mortgage Loans. We originate a variety of non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, medical and dental buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2007 we had approximately $3.0 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage loans. Typically, these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area.

Non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

Construction Lending. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loan, and up to 80% for a one- to four-family residential construction loan. At June 30, 2007, almost all ($2.7 million) of our $2.8 million in construction loans were for construction of one- to four-family residences. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. Our construction loans generally have six-month terms and provide for monthly payments of interest only until maturity. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is generally to limit such loans to no more than three homes per builder, with an upper limit of $500,000, and we typically lend to those builders with whom we have long-term business relationships. At June 30, 2007, we had approximately $1.0 million in construction loans to builders for construction of residences which were not pre-sold.

Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

Automobile Loans. We offer loans on new and used automobiles and, in cases of satisfactory credit, will originate such loans up to the sales price or retail value. Auto loans are generally made with terms from one to five years and are made on a fixed-rate basis. The bulk of our automobile lending involves direct loans to existing customers for the purchase of a car or truck. Loans secured by rapidly depreciating assets such as automobiles entail more risk than residential mortgages. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance, since there is greater likelihood of damage, loss or depreciation of the underlying collateral. Automobile lending also entails the risks generally associated with consumer lending described below.

Second Mortgage Loans. We generally make second mortgage loans only on properties for which we hold the first mortgage. We do not make home equity loans on an open-end basis in the form of a line of credit, but rather as a closed-end amortizing mortgage loan. Our second mortgage loans are primarily fixed-rate loans for terms of up to twenty years. We generally require that the aggregate indebtedness against the security property not exceed 80% of its value (75% if we do not hold the first mortgage). Collateral value is determined through existing appraisals, new appraisals or evaluations by the loan department. On second mortgages, we do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

Commercial Loans. Our commercial loans consist of loans secured by equipment, accounts receivable, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower. At June 30, 2007, we had approximately $1.7 million in commercial loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

Other Consumer Loans. Other consumer loans offered by us consist of loans secured by personal property, including savings account loans, manufactured home loans and unsecured consumer loans. At June 30, 2007, we had approximately $812,000 of savings account loans, $274,000 in manufactured home loans and $229,000 of unsecured consumer loans, including overdrafts. We will generally lend up to 90% of the account balance on a savings account loan.

Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan portfolio can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate-sensitive assets and liabilities.

Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Further, consumer loan repayment is dependent on the borrower’s continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

Loans to One Borrower. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2007, our loans to one borrower limit was approximately $3.5 million.

Our largest single borrower had aggregate outstanding loan commitments of approximately $2.9 million. Total outstanding loans to this borrower as of June 30, 2007 included a loan secured by a personal residence with a line of credit, two rental duplexes, a speculative construction loan, a short-term note on a single family residence, and a loan secured by 17 rental duplexes. Our second largest borrower had aggregate outstanding loan commitments of approximately $2.7 million, with $1.1 million of the amount participated with another lender. Total outstanding loans to the borrower as of June 30, 2007 included a loan secured by a personal residence, two loans secured by commercial real estate, a loan secured by commercial equipment, a line of credit and an automobile loan. Our third largest borrower had aggregate outstanding balances of $2.3 million as of June 30, 2007, consisting of three speculative construction loans and a loan secured by 17 rental duplexes. Our fourth largest borrower had aggregate outstanding balances of approximately $1.9 million as of June 30, 2007. These loans consisted of a personal residence and a commercial real estate loan. Our fifth largest borrower had aggregate outstanding balances of approximately $1.7 million at June 30, 2007, comprised of a commercial real estate loan. All other aggregate lending balances to a single borrower were below $1 million. At June 30, 2007, all of these lending relationships were current and all were performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and “walk-in” customers. We generally do not purchase loans from other institutions or use mortgage brokers.

Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $38.6 million for the year ended June 30, 2007. We did not purchase any participations during the year, and we had participations purchased outstanding balances of $234,000 as of June 30, 2007. These balances were residential and nonresidential real estate loans. We sold loan participations totaling $1.1 million during the year, and we had participations sold outstanding balances of $1.2 million as of June 30, 2007. Our fixed-rate one- to four-family mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2007 and 2006, we sold $1.5 million and $4.8 million of loans, respectively, to Freddie Mac. Sales had increased during the last several years in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. As refinancing activity has slowed and as risk management needs change, however, we have reduced our loan sales. At June 30, 2007, loans serviced for the benefit of others totaled $38.7 million. This includes $97,000 of a local church loan participation sold to two financial institutions, and a commercial real estate and commercial loan totaling $1.1 million to the same borrower sold to one financial institution.

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2007, was approximately $2.8 million, excluding undisbursed portions of construction loans totaling $1.5 million. We also had $587,000 of unfunded commitments on lines of credit as of that date.

Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan committee consists of our chairman of the board of directors, our president and chief executive officer, our executive vice president and chief lending officer, our senior vice president, and two vice presidents. The committee reviews all real estate loans, consumer loans above $15,000 and all loan modifications. Loan committee meetings require a quorum of three members of the committee. Loans submitted to the loan committee require approval of a majority of the members voting and approval of all members present if only three members are present. Consumer loans of $5,000 and below can be approved by individual loan officers, while consumer loans between $5,000 and $15,000 must be approved by two loan officers. Loans exceeding the Freddie Mac loan purchase limit require approval by the board of directors. All closed loans are presented to the Board for ratification on a monthly basis.

Asset Quality

Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is sixteen days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2007, we had $43,000 of foreclosed assets held for sale, which is net of a $10,000 reserve we provided because of flooding in the home.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2007, we had approximately $13,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were $2,000 of specific reserves relating to these loans at June 30, 2007.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets. We did not have any troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$9	$7	$79
Consumer	4	4	8
Total	$13	$11	$87

Accruing loans which are contractually past due 90 days or more	$—	$—	$—
Total	$—	$—	$—
Total non-performing loans	$13	$11	$87
Foreclosed assets held for sale, net	$43	$50	$32
Total non-performing assets	$56	$61	$119

Total non-performing loans to net loans	0.02%	0.01%	0.13%
Total non-performing loans to total assets	0.01%	0.01%	0.09%
Total non-performing assets to total assets	0.05%	0.05%	0.12%

As of June 30, 2007, there were $44,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

During the year ended June 30, 2007, gross interest income of less than $1,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2007.

Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on a monthly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

An asset is considered “substandard” if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as “loss” are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2007, 2006 and 2005. At June 30, 2007, $43,000 (net of a $10,000 reserve) of the classified assets were foreclosed assets held for sale.

	At June 30,
	2007	2006	2005
	(In thousands)

Substandard (net of reserve)	$91	$124	$193
Doubtful	—	—	—
Loss	—	—	—
Total	$91	$124	$193

At June 30, 2007, $58,000 of the loans and foreclosed assets prior to reserves classified as “substandard,” are included under non-performing assets, as shown in the table on the preceding page. Management has recorded $12,000 of valuation reserves for these assets. Management considers the remaining substandard assets to be adequately protected by the paying capacity and net worth of the borrower, or by the pledged collateral.

Allowance for Loan Losses

The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

There were $8,000 in net loan charge-offs during 2007, including $7,000 related to vehicles, and $1,000 on unsecured consumer loans. There were no real estate or commercial loan charge-offs.

             Analysis of Loan Loss Allowance. The following table sets forth information with respect to activity in our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Allowance balance (at beginning of period)	$400	$393	$409

Charge-offs	(17)	(21)	(16)
Recoveries	9	1	—
Net (charge-offs) recoveries	(8)	(20)	(16)
Provision for loan losses	10	27	—
Allowance balance (at end of period)	$402	$400	$393

Total loans outstanding	$90,682	$80,381	$67,096
Average loans outstanding	$83,544	$72,388	$61,957
Allowance for loan losses as a percentage of total loans outstanding	0.45%	0.51%	0.59%
Net loans charged off as a percentage of average loans outstanding	0.01%	0.03%	0.03%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

	At June 30,
	2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

At end of period allocated to:
Real estate mortgage:
One- to four-family	$139	68.4%	$156	68.1%	$189	72.1%
Non-residential	107	13.2	57	8.9	74	10.6
Construction	25	3.1	39	5.8	14	2.6
Automobile	56	5.7	60	6.7	57	6.6
Second mortgage	20	4.9	16	5.1	15	4.8
Commercial	23	1.9	39	2.2	15	0.6
Other consumer	32	2.8	33	3.2	29	2.7
Total allowance	$402	100.0%	$400	100.0%	$393	100.0%

Securities Portfolio

General. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by our investment policy, as approved by the Board, include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), corporate bonds, commercial paper, certificates of deposits of insured banks and savings institutions and municipal securities. The Investment Committee, comprised of Directors Formby, Labadie, Strahan and White, is responsible for the review of investment strategies and the approval of investment decisions.

Our primary objective in operating the securities portfolio is to assist in management of interest rate risk by matching our interest-sensitive liabilities. Our other objectives are to provide liquidity and earnings, in that order of priority. Individual investment decisions take into account, among other considerations, the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

Our securities portfolio at June 30, 2007 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the AMF Ultra Short Mortgage Fund, a mutual fund which invests in adjustable-rate mortgage-backed securities, with a carrying value of approximately $12.7 million at June 30, 2007. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades. This fund is rated AAA by Standard & Poor’s.

In April 2005, we initiated a strategy in which we used one-month FHLB advances to fund the purchase of a select portfolio of available-for-sale variable-rate highly rated mortgage-related securities. All such securities must be rated “AA” or higher. The objective of this strategy was to leverage our capital and generate earnings without excessive exposure to interest rate risk. Because of the current and near-term anticipated rate environment, we have stopped the wholesale strategy we began in 2005. When we received proceeds from the January 17, 2007 reorganization, we used part of these proceeds to pay off the FHLB short-term advances we were using to fund these securities. We continue to hold the securities in our portfolio.

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held-to-maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held-to-maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held-to-maturity.”

We do not currently use or maintain a trading account. Securities not classified as “held-to-maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $7.1 million of our securities portfolio is pledged as collateral for deposits.

Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $12.7 million at June 30, 2007.

The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments. In the absence of an agency guarantee, our policy requires that we purchase only privately-issued mortgage-related securities that have been assigned credit ratings of AA or AAA by the applicable securities rating agencies.

Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2007, we had $819,000 of mortgage-backed securities classified as “held-to-maturity,” and $2.0 million of mortgage-backed securities classified as “available-for-sale.”

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2007, we had collateralized mortgage obligations classified as “held-to-maturity” of $6.1 million, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises. Our securities portfolio also contained $1.2 million and $77,000 of private placement collateralized mortgage obligations classified as “available-for-sale” and “held-to-maturity,” respectively. At June 30, 2007, all of our collateralized mortgage obligations were short duration, first tranche, fully amortizing securities.

Other Securities. In addition, at June 30, 2007 we held an approximate investment of $1.8 million in FHLB of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Topeka, ownership of FHLB of Topeka common shares is required.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2007	2006	2005
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities and CMOs	$6,963	$8,221	$11,379

Securities Available-for-Sale:
AMF Ultra-Short Mortgage Fund(1)	12,690	12,086	11,723
Mortgage-backed securities and CMO’s	3,221	5,749	3,089
Total	$22,874	$26,056	$26,191

__________

(1)	Consisting primarily of mortgage-related securities.

The following table sets forth the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2007. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2007
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mortgage-backed securities and CMOs	$216	4.73%	$5,990	4.59%	$2,888	4.53%	$1,090	5.00%	$10,184	4.62%	$9,811
AMF Ultra Short Mortgage Fund (1)	12,690	5.28	—	—	—	—	—	—	12,690	5.28	12,690
Total	$12,906	5.27%	$5,990	4.59%	$2,888	4.53%	$1,090	5.00%	$22,874	4.99%	$22,501

________________________

(1)	Consisting primarily of mortgage-related securities.

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity of securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also used to supplement the amount of funds for lending and investment.

Deposits. Our current deposit products include checking, savings, money market, savings accounts, and certificates of deposit accounts ranging in terms from thirty days to sixty-one months, and individual retirement accounts with terms starting at eighteen months. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within Osage and Washington Counties, Oklahoma. In order to attract new customers and deposits, we began a new advertising campaign, “bank more”, including print and broadcast media, cable TV, direct mail and inserts included with customer statements. We began offering internet banking early in 2007, with free bill pay to follow later in 2007. We do not currently use deposit brokers. Approximately $8.5 million, or 12% of our deposits are from one public unit.

The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a weekly survey of general market rates and rates of a selected group of competitors’ rates for similar products; (3) our current cost of funds and yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB. Interest rates are reviewed by senior management on a weekly basis and evaluated by the ALCO committee monthly.

A large percentage of our deposits are in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

We have continued our certificate of deposit program called “You Pick ‘Em,” which allows a depositor to choose a certificate term of 6 to 15 months, and receive the same rate no matter which term is chosen. This allows us to retain and attract customers, but does not lock us into paying high rates for long periods of time. In the current rate environment, our strategy has been to attract shorter-term deposits, paying less than like-term FHLB advances. We also offer higher rates, slightly below like-term FHLB advances, for higher-balance certificates with terms of 9, 11, 13, 18, 25, 30, 37, 49, and 61 months. Our strategy is to retain and attract customers who are rate-sensitive, without driving up rates on all of our standard certificate of deposit products. As of June 30, 2007, we have approximately 23% of our certificates in these odd-termed categories, and 15% in the “You Pick ‘Em” program.

Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

	Year Ended June 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits	$5,092	0.00%	$4,421	0.00%	$2,999	0.00%
Interest-bearing demand and NOW deposits	8,311	0.81	9,317	0.99	9,072	0.87
Money market savings	5,910	1.57	7,035	1.39	10,376	1.42
Savings accounts	4,436	0.77	4,096	0.78	4,243	0.77
Certificates of deposit	49,113	4.28	37,323	3.48	35,835	3.08

Total deposits	$72,862	3.15%	$62,192	2.45%	$62,525	2.18%

Jumbo Certificates of Deposit. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal Bank, by time remaining until maturity as of June 30, 2007.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$10,627
Three through six months	9,560
Six through twelve months	3,296
Over twelve months	3,378
$26,861

Approximately 41.1% of our deposits of $100,000 or more are public deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of Topeka. We regularly make use of long-term FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term, fixed-rate loans held in the loan portfolio as part of our growth strategy. During the fiscal year ended June 30, 2007, we used our line of credit facility at the FHLB as a short-term measure to fund the significant loan growth we experienced. We used funds provided by the January 17, 2007 reorganization to pay off this line of credit as well as borrowings used to fund the wholesale securities strategy we began in 2005. Our long-term advances are non-amortizing, and range in original terms from three to seven years and are laddered with approximately $1.0 million maturing every six months.

Advances from the FHLB are typically secured by the FHLB stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2007, our borrowing limit with the FHLB was approximately $53.3 million. Additional information regarding our FHLB advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

The following table sets forth information regarding the balances and rates on our FHLB advances.

	At or for the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Average balance outstanding, during the period	$21,430	$28,560	$14,583
Maximum amount outstanding at any month-end during the period	$33,150	$33,350	$21,650
Balance outstanding at end of period	$13,000	$33,350	$21,650
Weighted average interest rate during the period	4.86%	4.52%	4.56%
Weighted average interest rate at end of period	4.45%	5.04%	4.27%

Subsidiary Activity

Osage Federal Bank has no subsidiaries.

Personnel

As of June 30, 2007, we had 30 full-time employees and one part-time employee. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

Competition

We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in the origination of loans. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

Osage Federal Bank is the second largest of the three financial institutions that are headquartered or have offices in Pawhuska, Oklahoma. Osage Federal Bank is the fifth largest of the eight financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the Federal Deposit Insurance Corporation data as of June 30, 2006, the latest date for which data is available, Osage Federal Bank has the third largest share of Federal Deposit Insurance Corporation-insured deposits in Osage County with 13.4% and the fifth largest share in Washington County. Such data does not reflect deposits at credit unions operating in these markets.

REGULATION

Set forth below is a brief description of certain banking laws governing Osage Federal Bank and Osage Bancshares, Inc. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. We operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

Regulation of Osage Bancshares, Inc.

General. Osage Bancshares, Inc. is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act, and is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Osage Bancshares, Inc. and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to Osage Federal. This regulation is intended primarily for the protection of the depositors and not for the benefit of shareholders of Osage Bancshares, Inc.

Activities Restrictions. As a savings and loan holding company, Osage Bancshares, Inc. is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of Osage Bancshares, Inc. and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Osage Bancshares, Inc. must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

Mergers and Acquisitions. Osage Bancshares, Inc. must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Osage Bancshares, Inc. to acquire control of a savings institution, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of Osage Bancshares, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community (including Osage Federal Bank’s performance under the Community Reinvestment Act) and competitive factors.

Regulation of Osage Federal Bank

General. As a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation, Osage Federal Bank is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentages of various types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. A federal savings bank’s relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

Osage Federal Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. The Office of Thrift Supervision regularly examines Osage Federal Bank and prepares reports to our Board of Directors on deficiencies, if any, found in its operations.

Deposit Insurance. Osage Federal Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the Federal Deposit Insurance Corporation is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective July 1, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like Osage Federal Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The Federal Deposit Insurance Corporation has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the Federal Deposit Insurance Corporation is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time special assessment credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. Osage Federal Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

Tier 1 capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. Osage Federal does not have any subsidiaries, non-withdrawable accounts or pledged deposits. Tier 1 capital is reduced by an institution’s intangible assets, with limited exceptions for certain servicing rights, interest-only strips and purchased credit card relationships. Core capital is further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiaries that are depository institutions or their holding companies.

Total capital equals the sum of Tier 1 and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of Tier 1 capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans. A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

Prompt Corrective Regulatory Action. Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within forty-five days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings institution that is a subsidiary of a savings and loan holding company, such as Osage Federal Bank, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not be adequately capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

A savings association may not make a capital distribution if, after making the distribution, it would be undercapitalized. In addition, a savings association that has converted from mutual to stock form may not pay dividends in an amount that would reduce its regulatory capital below the amount required for its liquidation account.

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal Bank met the qualified thrift lender test as of June 30, 2007 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, extensions of credit to affiliates and purchases from affiliates are restricted to an aggregate percentage of the savings institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including Osage Federal Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision to assess the depository institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Osage Federal Bank. An unsatisfactory Community Reinvestment Act examination rating may be used by the Office of Thrift Supervision as the basis for the denial of an application. Osage Federal Bank received a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the Office of Thrift Supervision.

FHLB System. Osage Federal Bank is a member of the FHLB of Topeka, which is one of twelve regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, Osage Federal Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The FHLB’s are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. In addition, the Federal Housing Finance Board has proposed that the FHLB’s increase their capital levels by retaining more earnings which has led several FHLB’s to reduce their dividends.

Item 2. Description of Property

At June 30, 2007, our net investment in property and equipment totaled $1.5 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch office, the year the offices were opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2007
			(In thousands)
Main Office 239 East Main Street Pawhuska, OK 74056	1978	Owned	$737
Branch Office 3309 S.E. Frank Phillips Boulevard Bartlesville, OK 74005	1991	Owned	$719

Item 3. Legal Proceedings

Osage Federal Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal Bank at June 30, 2007 that would have a material effect on our financial condition, operations, income or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Issuer Purchases of Equity Securities

(a)         Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2007 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference. During the period under report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The Company’s consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics will be provided to any person without charge upon written request to Sue Allen Smith, Chief Financial Officer, Osage Bancshares, Inc., 239 East Main Street, Pawhuska, Oklahoma 74056.

Item 10. Executive Compensation

The information contained under the section captioned “Proposal I -- Election of Directors - Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of the Common Stock” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth below.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
2004 Stock Option Plan	148,997	$7.69	17,962
2004 Restricted Stock Plan	38,775	--	7,192

Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	187,772	$7.69	25,154

Item 12. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 13. Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

Number	Description
3(i)	Articles of Incorporation *
3(ii)	Bylaws
4	Form of Common Stock Certificate **
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White***
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger***
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes***
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith***
10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby***
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne***
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan***
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan****
10.9	Osage Federal Bank 2004 Restricted Stock Plan****
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

_______________

*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
***	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Relationship with Independent Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.
Date: September 28, 2007	/s/ Mark S. White
By:	Mark S. White President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Mark S. White	Date: September 28, 2007
Mark S. White President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Milton V. Labadie	Date: September 28, 2007
Milton V. Labadie Chairman of the Board and Director
/s/ Sue Allen Smith	Date: September 28, 2007
Sue Allen Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Mark A. Formby	Date: September 28, 2007
Mark A. Formby Director
/s/ Martha M. Hayes	Date: September 28, 2007
Martha M. Hayes Director
/s/ Harvey Payne	Date: September 28, 2007
Harvey Payne Director
/s/ Gary Strahan	Date: September 28, 2007
Gary Strahan Director
/s/ Richard Trolinger	Date: September 28, 2007
Richard Trolinger Executive Vice President, Chief Lending Officer and Director