Form 10QSB
period 2007-09-30
OSAGE BANCSHARES, INC.
filed 2007-11-13
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number 1-33224

OSAGE BANCSHARES, INC.
(Exact name of Small Business Issuer as specified in its charter)

Maryland	32-0181888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

239 East Main Street, Pawhuska, Oklahoma 74056
(Address of principal executive offices)

(918) 287-2919
(Issuer’s telephone number, including area code)

NA
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

As of October 31, 2007 there were 3,603,590 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

ITEM 1.	FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

Assets
	September 30, 2007	June 30, 2007
	(unaudited)

Cash and due from banks	$2,042,053	$1,338,149
Interest bearing deposits with banks	730,658	823,671
Federal funds sold	10,107,000	2,808,000
Cash and cash equivalents	12,879,711	4,969,820

Available-for-sale securities	15,593,636	15,911,147
Held-to-maturity securities	6,692,095	6,962,431
Loans, net of allowance for loan losses of $398,961and $402,402 at September 30, 2007 and June 30, 2007, respectively	91,347,926	88,721,198
Loans held for sale	483,000	—
Premises and equipment	1,589,011	1,455,651
Foreclosed assets held for sale, net	64,097	43,123
Interest receivable	507,130	476,381
Federal Home Loan Bank stock, at cost	1,831,500	1,808,300
Bank owned life insurance	2,183,449	2,163,928
Deferred income taxes	45,751	25,591
Other	139,623	146,633

Total assets	$133,356,929	$122,684,203

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$80,874,479	$72,703,614
Federal Home Loan Bank advances	15,000,000	13,000,000
Advances from borrowers held in escrow	1,105,546	761,165
Accrued interest and other liabilities	781,825	680,133

Total liabilities	97,761,850	87,144,912

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (42,640 shares at September 30, 2007 and June 30, 2007)	341,229	341,229
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 3,603,590 shares issued and outstanding, net of 288,000 allocated and unallocated ESOP shares)	33,156	33,156
Additional paid-in capital	27,290,071	27,255,732
Retained earnings	8,177,271	8,154,032
Accumulated other comprehensive loss	(246,648)	(244,858)

Total stockholders’ equity	35,253,850	35,198,062

Total liabilities and stockholders’ equity	$133,356,929	$122,684,203

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Income

	Three Months Ended September 30,
	2007	2006
	(unaudited)
Interest Income
Loans	$1,525,402	$1,319,636
Available-for-sale securities	208,396	209,154
Held-to-maturity securities	75,052	87,831
Deposits with other financial institutions	59,926	19,329
Other	23,329	25,990
Total interest income	1,892,105	1,661,940

Interest Expense
Deposits	617,642	471,596
Advances from Federal Home Loan Bank	158,350	420,960
Total interest expense	775,992	892,556

Net Interest Income	1,116,113	769,384
Provision for loan losses	—	—
Net interest income after provision for loan losses	1,116,113	769,384

Noninterest Income
Service charges on deposit accounts	88,953	99,064
Other service charges and fees	18,321	17,677
Gain on sale of mortgage loans	12,574	9,363
Net loan servicing fees	15,417	8,826
Other income	40,943	36,041
Total noninterest income	176,208	170,971

Noninterest Expense
Salaries and employee benefits	463,891	423,321
Net occupancy expense	78,346	65,113
Deposit insurance premium	2,562	2,003
Other operating expenses	262,170	189,131
Total noninterest expense	806,969	679,568

Income Before Income Taxes	485,352	260,787

Provision for Income Taxes	177,588	93,246

Net Income	$307,764	$167,541

Basic Earnings Per Share	$0.09	$0.05

Diluted Earnings Per Share	$0.09	$0.05

Cash Dividends Paid Per Share	$0.08	$0.095

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2007	2006
	(unaudited)
Operating Activities
Net income	$307,764	$167,541
Items not requiring (providing) cash
Depreciation	32,681	21,041
Provision for foreclosed asset losses	(10,000)	—
Amortization	55,022	24,016
Restricted stock plan and options expense	34,339	34,338
Deferred income taxes	(19,064)	(14,637)
Gain on sale of mortgage loans	(12,573)	(9,363)
Gain on sale of foreclosed assets held for sale	(473)	(1,126)
Dividends on available-for-sale mutual funds	(169,831)	(149,743)
Stock dividends on Federal Home Loan Bank stock	(23,200)	(25,900)
Increase in cash surrender value of bank owned life insurance	(19,521)	(18,696)
Originations of loans held for delivery against commitments	(2,161,245)	(1,088,530)
Proceeds from nonrecourse sale of loans held for delivery against commitments	1,682,572	1,247,464
Changes in
Interest receivable	(30,749)	(40,696)
Other assets	(36,401)	(171,529)
Accrued interest and other liabilities	101,692	(30,949)
Net cash used in operating activities	(268,987)	(56,769)

Investing Activities
Net increase in loans	(2,644,297)	(3,257,976)
Purchases of premises and equipment	(166,041)	(39,361)
Proceeds from sale of foreclosed assets	7,068	14,808
Proceeds from maturities and paydowns of held-to-maturity securities	270,432	380,346
Proceeds from maturities and paydowns of available-for-sale securities	480,995	694,782

Net cash used in investing activities	(2,051,843)	(2,207,401)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
Financing Activities
Net increase in demand, money market, NOW and savings deposits	$458,558	$1,871,159
Net increase in certificates of deposit	7,712,307	5,577,106
Net decrease in Federal Home Loan Bank short-term borrowings	—	(2,100,000)
Proceeds from Federal Home Loan Bank advances	2,000,000	—
Repayments of Federal Home Loan Bank advances	—	(500,000)
Net increase in advances from borrowers held in escrow	344,381	249,026
Payment of dividends (net of restricted stock dividends)	(284,525)	(97,864)
Net cash provided by financing activities	10,230,721	4,999,427

Increase in Cash and Cash Equivalents	7,909,891	2,735,257

Cash and Cash Equivalents, Beginning of Period	4,969,820	2,455,016

Cash and Cash Equivalents, End of Period	$12,879,711	$5,190,273

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$17,569	$42,116

Interest paid	$743,048	$887,791

Income taxes paid	$213,000	$72,000

Mutual fund dividends reinvested	$169,831	$149,743

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OSAGE BANCSHARES, INC.

REORGANIZATION

On January 17, 2007, Osage Federal MHC (the “MHC”) completed its reorganization into stock form and Osage Bancshares, Inc. (the “Company”) succeeded to the business of the MHC’s former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding share of common stock of Osage Federal Financial, Inc. (other than those held by the MHC) was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 shares to the public at $10 per share, including 201,828 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company, which is a state-chartered corporation, owns 100% of Osage Federal Bank.

Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At September 30, 2007, approximately $1,625,000 in such costs had been incurred.

At September 30, 2007, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of income and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2007 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented are not necessarily indicative of the results which may be expected for the entire year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on underecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning July 1, 2007. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements and is effective for the Company beginning July 1, 2008. Management has not completed its review of the new guidance; however, the effect of the statement’s implementation is not expected to be material to the Company’s financial statements or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No 159 is effective for the Company beginning July 1, 2008. Management has not completed its review of the new guidance; however, the effect of the statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

3.	EARNINGS PER SHARE

Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc., and assume the shares issued in the January 17, 2007 conversion were outstanding the entire periods presented.

EPS were computed as follows for the three months ended September 30:

	2007	2006
	(unaudited)
Net income	$307,764	$167,541
Average common shares outstanding	3,321,240	3,283,205
Average common diluted shares outstanding	3,328,305	3,337,078

Basic earnings per share	$0.09	$0.05
Fully diluted earnings per share	$0.09	$0.05

4.       OTHER COMPREHENSIVE INCOME

Other comprehensive income is comprised of the following:

	Three Months Ended September 30,
	2007	2006
	(Unaudited)

Net Income	$307,764	$167,541

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for- sale securities, net of income taxes	(1,790)	51,006

Comprehensive Income	$305,974	$218,547

5.	CASH DIVIDENDS PAID PER SHARE

For the quarter ended September 30, 2007, cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. For the other periods, cash dividends paid per share were restated to reflect the exchange ratio in the second-step conversion, and include cash dividends paid to all shareholders of Osage Federal Financial, Inc. other than Osage Federal MHC.

6.	SUBSEQUENT EVENTS

On October 25, 2007, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable November 19, 2007 to stockholders of record as of the close of business on November 6, 2007.

On November 5, 2007, Osage Federal Bank, the principal subsidiary of the Company, announced that it had agreed to acquire Barnsdall State Bank, Barnsdall, Oklahoma. The all-cash transaction is subject to regulatory approval and approval by the shareholders of Barnsdall State Bank and is expected to close in the first quarter of 2008.

Barnsdall State Bank operates from a single office in Barnsdall, Oklahoma. At September 30, 2007, it had total assets of $11.8 million, deposits of $10.1 million and stockholders’ equity of $1.7 million.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Our total assets increased by $10.7 million to $133.4 million at September 30, 2007 from $122.7 million at June 30, 2007 primarily due to growth in cash and cash equivalents. Cash and cash equivalents increased $7.9 million, from $5.0 million at June 30, 2007 to $12.9 million at September 30, 2007. This growth was a result of an increase in deposits, described below. Loans receivable, net grew $2.6 million or 3.0% in the same time period. Loans receivable, net increased to $91.3 million at September 30, 2007 from $88.7 million at June 30, 2007. This increase in loans receivable, net primarily resulted from a $1.0 million, or 8.5%, increase in loans secured by nonresidential real estate. Construction loans also increased $1.0 million, or 35.7%, and one- to four-family loans increased by $611,000, or 1.0%. There were $483,000 of loans held for sale at September 30, 2007, and none at June 30, 2007. Total securities decreased to $22.3 million at September 30, 2007 from $22.9 million at June 30, 2007, as a result of normal paydowns.

Our total liabilities increased $10.6 million, or 12.2% mostly due to deposit growth of $8.2 million, and a $2.0 million increase in Federal Home Loan Bank advances. Certificates of deposit increased $7.7 million, from $51.5 million at June 30, 2007 to $59.2 million at September 30, 2007. Most of this growth was from increased public fund deposits and deposits generated from our rate promotions. Advances were $15.0 million at September 30, 2007, and increased $2.0 million, or 15.4%, from $13.0 million at June 30, 2007. The increase was primarily for improving interest rate risk by lengthening the maturities of liabilities. Total deposits were $80.9 million at September 30, 2007, an $8.2 million, or 11.2% increase from $72.7 million at June 30, 2007. In addition to the increase in certificates of deposit mentioned above, core deposits, including checking, savings, and money market accounts, increased $459,000 net from June 30, 2007.

Stockholders’ equity increased $56,000 to $35.3 million at September 30, 2007 from $35.2 million at June 30, 2007, primarily due to net income of $308,000. The Company paid regular cash dividends of $285,000 (net of restricted stock dividends of $4,000), in the period ending September 30, 2007. Amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $34,000. Accumulated other comprehensive loss increased by $2,000 from $245,000 at June 30, 2007 to $247,000 at September 30, 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 was $308,000 ($0.09 per diluted share), a $140,000, or 83.7%, increase compared to net income of $168,000 ($0.05 per diluted share) for the three months ended September 30, 2006. The increase in net income resulted mainly from an increase in net interest income, partially offset by an increase in both noninterest expense and the provision for income taxes.

Interest Income. Total interest income increased by $230,000, or 13.8%, to $1.9 million for the three months ended September 30, 2007 from $1.7 million for the same period in 2006 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the three months ended September 30, 2007 was $121.1 million, an increase of $11.0 million from the average balance of $110.1 million for the three months ended September 30, 2006. The yield on earning assets for the period increased 21 basis points, and was 6.20% compared to a yield of 5.99% in the same period in 2006.

The primary factor for the increase in interest income was a $206,000, or 15.6% increase in interest from loans. Average loans increased $10.6 million, or 13.3%, from $79.7 million in 2006 to $90.3 million in 2007. There was a 13 basis point increase in the average yield on loans to 6.70% for the 2007 period from 6.57% in the 2006 period, reflecting a higher mix of nonresidential real estate loans. These loans typically have a higher yield than fixed-rate 1- to 4-family loans. Our variable-rate mortgages have repriced to higher rates as well, helping to improve the yield. Even though the prime lending rate dropped by 50 basis points during the quarter ended September 30, 2007, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently.

Our average investment portfolio and cash investments totaled $29.0 million for the three months ended September 30, 2007, a slight increase of $280,000 from the same period in 2006. The yield on these investments improved to 4.70% compared to 4.37% in 2006. This yield increase is due to repricing of our variable-rate securities, including a 33 basis point increase in the yield on our $12.9 million mutual fund investment from September 30, 2006 to September 30, 2007.

Interest Expense. Total interest expense decreased $117,000, or 13.1%, to $776,000 for the three months ended September 30, 2007 from $893,000 for the three months ended September 30, 2006. Average interest-bearing liabilities were $83.0 million for the period, a decrease of $10.9 million, or 11.6% from the same period last year. During the same periods, the average cost of interest-bearing liabilities decreased 6 basis points to 3.71%, compared to 3.77% in the same period last year.

The decrease in interest expense resulted primarily from a decrease in the average balance of advances from the Federal Home Loan Bank of Topeka. Average advances were $14.0 million for the current period, compared to $33.0 million in the same period last year, a $19.0 million, or 57.5% decrease. The average cost of these advances decreased to 4.48% in the current period from 5.06% in the same period last year. We used part of the equity we received during our conversion to pay off short-term advances, which were at higher rates than our longer-term advances.

Interest on deposits increased $146,000 over the same period last year. Average interest-bearing deposits were up $8.1 million between the two quarters, with certificates of deposit accounting for a $9.3 million increase. For the same time periods, passbook savings balances, money market savings and interest-bearing checking balances decreased $272,000, $974,000 and $14,000, respectively. We continue to see transfers of funds from checking and money market accounts into higher-yielding certificates of deposits. Our advertising campaign, called “You Pick ‘Em”, allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 42 basis points between the two periods.

Net Interest Income. Net interest income increased by $347,000, or 45.1%, to $1,116,000 for the three months ended September 30, 2007 from $769,000 for the three months ended September 30, 2006. The net interest rate spread was 2.49% for the current period, compared to 2.22% in the same period last year. The net interest margin improved to 3.66% from 2.77% for the same periods. The net interest margin increase reflects the equity we received during our conversion, partially offset by increases in certificates of deposit rates.

Provision for Loan Losses. No provision for loan losses was recorded in the quarters ended September 30, 2007 or 2006. Net charge-offs were $3,000 and $4,000 for the respective quarters. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $399,000 at September 30, 2007 and $396,000 at September 30, 2006, and as a percentage of total loans outstanding was 0.43% and 0.49% at September 30, 2007 and 2006, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $176,000 for the three months ended September 30, 2007 from $171,000 for the three months ended September 30, 2006. Although service charges on deposit accounts decreased $10,000 due to lower insufficient funds charges, interchange income from debit cards increased $5,000 and net loan servicing fees increased $7,000 between the periods.

Noninterest Expense. Noninterest expense was $807,000 for the three months ended September 30, 2007, increasing $127,000 from $680,000 for the three months ended September 30, 2006. Salaries and benefits increased $41,000, or 9.6%. Regular salary increases accounted for $34,000 due to raises and staffing levels. With the stock conversion, the number of shares held by the Employee Stock Ownership Plan (ESOP) increased, resulting in $8,000 of increased expense for the quarter ended September 30, 2007. Employee health insurance costs increased $7,000. Occupancy expense increased $13,000 as a result of a branch renovation. Other operating expenses increased by $73,000. Expenses associated with being a public company increased $37,000, and advertising increased $20,000. We are continuing our “bank more” advertising campaign, which stresses customer service, internet banking, and being a hometown bank. We reversed a $10,000 provision originally made in the prior quarter for a repossessed property because of improvements made by the lessee. The FDIC adopted a new risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank has been able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

Provision for Income Taxes. The provision for income taxes increased $84,000, or 90.5%, reflecting an increase in taxable income. The effective tax rate was 37% for the three months ended September 30, 2007, and 36% for the three months ended September 30, 2006. The increase in the effective tax rate reflects a higher proportion of taxable interest income in the current year.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2007, the total approved loan origination commitments outstanding amounted to $6.0 million. At the same date, construction loans in process were $2.3 million. We also had $789,000 of unfunded commitments on lines of credit on that date, and a $35,000 standby letter of credit. We had $483,000 in commitments to sell loans to Freddie Mac. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $39.2 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2007, our total collateralized borrowing limit was $54.3 million of which we had $15.0 million outstanding, giving us the ability at September 30, 2007 to borrow an additional $39.3 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

Number	Description
3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****
10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9	Osage Federal Bank 2004 Restricted Stock Plan*****
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.
Date: November 13, 2007	By:	/s/ Mark S. White
Mark S. White (Duly Authorized Representative)
Date: November 13, 2007	By:	/s/ Sue Allen Smith
Sue Allen Smith (Principal Financial Officer)