Form 10QSB
period 2007-12-31
OSAGE BANCSHARES, INC.
filed 2008-02-13
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of January 31, 2008 there were 3,603,590 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and June 30, 2007	3
Consolidated Statements of Income - (Unaudited) for the three and six months ended December 31, 2007 and 2006	4
Consolidated Statements of Cash Flows - (Unaudited) for the six months ended December 31, 2007 and 2006	5
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits	18

Signatures	20

ITEM 1.       FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets

Cash and due from banks	$1,956,227	$1,338,149
Interest bearing deposits with banks	508,189	823,671
Federal funds sold	10,512,000	2,808,000
Cash and cash equivalents	12,976,416	4,969,820

Available-for-sale securities	15,435,703	15,911,147
Held-to-maturity securities	6,443,303	6,962,431
Loans, net of allowance for loan losses of $399,261 and $402,402 at December 31, 2007 and June 30, 2007, respectively	95,474,384	88,721,198

Premises and equipment	1,569,295	1,455,651
Foreclosed assets held for sale, net	50,566	43,123
Interest receivable	520,718	476,381
Federal Home Loan Bank stock, at cost	1,852,800	1,808,300
Bank owned life insurance	2,202,970	2,163,928
Deferred income taxes	—	25,591
Income taxes receivable	112,071	—
Other	131,861	146,633

Total assets	$136,770,087	$122,684,203

Liabilities and Stockholders Equity

Liabilities
Deposits	$85,792,763	$72,703,614
Federal Home Loan Bank advances	14,000,000	13,000,000
Advances from borrowers held in escrow	455,096	761,165
Accrued interest and other liabilities	682,147	680,133
Deferred income taxes	7,531	—
Total liabilities	100,937,537	87,144,912

Commitments and Contingencies	--	—
Equity Received from Contributions to the ESOP (65,497 and 42,640 shares at December 31, 2007 and June 30, 2007, respectively)	554,634	341,229
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 3,603,590 shares issued and outstanding, net of 288,000 allocated and unallocated ESOP shares)	33,156	33,156
Additional paid-in capital	27,312,282	27,255,732
Retained earnings	8,168,847	8,154,032
Accumulated other comprehensive loss	(236,369)	(244,858)

Total stockholders’ equity	35,277,916	35,198,062

Total liabilities and stockholders’ equity	$136,770,087	$122,684,203

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Income

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest Income
Loans	$1,580,942	$1,355,610	$3,106,344	$2,675,246
Available-for-sale securities	200,604	209,701	409,000	418,855
Held-to-maturity securities	72,061	84,043	147,113	171,874
Deposits with other financial institutions	134,536	27,385	194,462	46,714
Other	21,447	26,048	44,776	52,038
Total interest income	2,009,590	1,702,787	3,901,695	3,364,727

Interest Expense
Deposits	739,954	590,262	1,357,596	1,061,858
Advances from Federal Home Loan Bank	164,583	315,325	322,933	736,285
Total interest expense	904,537	905,587	1,680,529	1,798,143

Net Interest Income	1,105,053	797,200	2,221,166	1,566,584
Provision for loan losses	—	10,000	—	10,000
Net interest income after provision for loan losses	1,105,053	787,200	2,221,166	1,556,584

Noninterest Income
Service charges on deposit accounts	97,163	96,556	186,116	195,620
Other service charges and fees	16,742	14,606	35,063	32,283
Gain on sale of mortgage loans	18,326	2,347	30,900	11,710
Net loan servicing fees	16,951	11,543	32,368	20,369
Other income	43,127	34,669	84,070	70,710
Total noninterest income	192,309	159,721	368,517	330,692

Noninterest Expense
Salaries and employee benefits	476,149	417,808	940,040	841,129
Net occupancy expense	73,357	63,882	151,703	128,995
Deposit insurance premium	2,451	2,017	5,013	4,020
Other operating expenses	286,460	193,055	548,630	382,186
Total noninterest expense	838,417	676,762	1,645,386	1,356,330

Income Before Income Taxes	458,945	270,159	944,297	530,946

Provision for Income Taxes	165,064	89,645	342,652	182,891

Net Income	$293,881	$180,514	$601,645	$348,055

Basic Earnings Per Share	$0.09	$0.05	$0.18	$0.10

Diluted Earnings Per Share	$0.09	$0.05	$0.18	$0.10

Cash Dividends Paid Per Share	$0.085	$0.095	$0.17	$0.19

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2007	2006
	(unaudited)
Operating Activities
Net income	$601,645	$348,055
Items not requiring (providing) cash
Depreciation	65,398	44,612
Provision (credit) for loan losses and foreclosed asset losses	(10,000)	10,000
Amortization	20,663	45,908
Restricted stock plan and options expense	83,024	68,676
Deferred income taxes	27,920	5,656
Gain on sale of mortgage loans	(30,900)	(11,710)
(Gain)/loss on sale of foreclosed assets held for sale	740	(6,830)
Dividends on available-for-sale mutual funds	(335,354)	(307,835)
Stock dividends on Federal Home Loan Bank stock	(44,500)	(51,900)
Increase in cash surrender value of bank owned life insurance	(39,042)	(37,457)
Originations of loans held for delivery against commitments	(3,536,445)	(1,342,090)
Proceeds from nonrecourse sale of loans held for delivery against commitments	3,548,796	1,502,166
Amortization of employee stock ownership plan shares	213,405	177,759
Changes in
Interest receivable	(44,337)	(31,888)
Other assets	18,189	(364,585)
Income taxes refundable	(112,071)	(48,140)
Accrued interest and other liabilities	2,014	(98,461)

Net cash provided by (used in) operating activities	429,145	(98,064)

Investing Activities
Net change in loans	(6,779,070)	(3,092,686)
Purchases of premises and equipment	(179,042)	(103,043)
Proceeds from sale of foreclosed assets	27,701	50,894
Proceeds from maturities and paydowns of held-to-maturity securities	519,318	1,408,305
Proceeds from maturities and paydowns of available-for-sale securities	818,768	693,194

Net cash used in investing activities	(5,592,325)	(1,043,336)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended December 31,
	2007	2006
	(unaudited)
Financing Activities
Net increase in demand, money market, NOW and savings deposits	$398,989	$5,765,694
Net increase in certificates of deposit	12,690,160	10,166,132
Net decrease in Federal Home Loan Bank short-term borrowings	—	(12,700,000)
Proceeds from Federal Home Loan Bank advances	1,000,000	500,000
Net decrease in advances from borrowers held in escrow	(306,069)	(338,884)
Payment of dividends (net of restricted stock dividends)	(586,824)	(195,728)
Tax benefits of employee benefit plans	20,125	29,188
Shares purchased and withheld for restricted stock plans	(46,605)	(6,642)

Net cash provided by financing activities	13,169,776	3,219,760

Increase in Cash and Cash Equivalents	8,006,596	2,078,360

Cash and Cash Equivalents, Beginning of Period	4,969,820	2,455,016

Cash and Cash Equivalents, End of Period	$12,976,416	$4,533,376

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$25,884	$58,657

Interest paid	$1,659,710	$1,780,749

Income taxes paid	$491,500	$259,563

Mutual fund dividends reinvested	$335,354	$307,835

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OSAGE BANCSHARES, INC.

REORGANIZATION

On January 17, 2007, Osage Federal MHC (the "MHC") completed its reorganization into stock form and Osage Bancshares, Inc. (the “Company”) succeeded to the business of the MHC's former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding share of common stock of Osage Federal Financial, Inc. (other than those held by the MHC) was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 shares to the public at $10 per share, including 201,828 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company, which is a state-chartered corporation, owns 100% of Osage Federal Bank (the Bank).

Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At December 31, 2007, approximately $1,625,000 in such costs had been incurred.

At December 31, 2007, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

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

EPS were computed as follows for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net income	$293,881	$180,514	$601,645	$348,055

Average common shares outstanding	3,327,555	3,289,760	3,324,497	3,286,483
Average common diluted shares outstanding	3,336,678	3,329,417	3,331,718	3,330,158

Basic earnings per share	$0.09	$0.05	$0.18	$0.10
Fully diluted earnings per share	$0.09	$0.05	$0.18	$0.10

For the three months and six months ended December 31, 2007, the effects of approximately 177,000 stock options have been excluded from the calculation of diluted earnings per share, and for the six months ended December 31, 2007, the effects of approximately 96,622 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.	OTHER COMPREHENSIVE INCOME

Other comprehensive income is comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)

Net Income	$293,881	$180,514	$601,645	$348,055

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	10,279	(12,494)	8,489	38,512

Comprehensive Income	$304,160	$168,020	$610,134	$386,567

5.	CASH DIVIDENDS PAID PER SHARE

For the three and six months ended December 31, 2007,cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. For the other periods, cash dividends paid per share were restated to reflect the exchange ratio in the second-step conversion, and include cash dividends paid to all shareholders of Osage Federal Financial, Inc. other than Osage Federal MHC.

6.	SUBSEQUENT EVENTS

On January 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable February 22, 2008 to stockholders of record as of the close of business on February 8, 2008.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

GENERAL

On November 5, 2007, Osage Federal Bank, the principal subsidiary of the Company, announced that it had agreed to acquire Barnsdall State Bank, Barnsdall, Oklahoma. The all-cash transaction is subject to regulatory approval and approval by the shareholders of Barnsdall State Bank and is expected to close in the first quarter of 2008.

Barnsdall State Bank operates from a single office in Barnsdall, Oklahoma. At December 31, 2007, it had total assets of $12.1 million, deposits of $10.4 million and stockholders’ equity of $1.7 million.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Corporation’s consolidated income statement.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at December 31, 2007 are considered to be immaterial.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Our total assets increased by $14.1 million to $136.8 million at December 31, 2007 from $122.7 million at June 30, 2007 primarily due to growth in cash and cash equivalents. Cash and cash equivalents increased $8.0 million, from $5.0 million at June 30, 2007 to $13.0 million at December 31, 2007. This growth was a result of an increase in deposits, described below. Loans receivable, net grew $6.8 million or 7.6% in the same time period. Loans receivable, net increased to $95.5 million at December 31, 2007 from $88.7 million at June 30, 2007. This increase in loans receivable, net primarily resulted from a $2.9 million, or 4.8%, increase in one- to four-family loans. Loans secured by nonresidential real estate increased $2.4 million, or 19.8%. Construction loans also increased $2.5 million, or 87.8%. There were no loans held for sale at December 31, 2007 or at June 30, 2007. Total securities decreased to $21.9 million at December 31, 2007 from $22.9 million at June 30, 2007, as a result of normal paydowns.

Our total liabilities increased $13.8 million, or 15.8% mostly due to deposit growth of $13.1 million, and a $1.0 million increase in Federal Home Loan Bank advances. Certificates of deposit increased $12.7 million, from $51.5 million at June 30, 2007 to $64.2 million at December 31, 2007. Most of this growth was from increased public fund deposits and deposits generated from our rate promotions. Advances were $14.0 million at December 31, 2007, and increased $1.0 million, or 7.7%, from $13.0 million at June 30, 2007. The increase was primarily for improving interest rate risk by lengthening the maturities of liabilities. Total deposits were $85.8 million at December 31, 2007, a $13.1 million, or 18.0% increase from $72.7 million at June 30, 2007. In addition to the increase in certificates of deposit mentioned above, core deposits, including checking, savings, and money market accounts, increased $399,000 net from June 30, 2007.

Stockholders' equity increased $80,000 to $35.3 million at December 31, 2007 from $35.2 million at June 30, 2007, primarily due to net income of $602,000. The Company paid regular cash dividends of $587,000 (net of restricted stock dividends of $8,000), in the period ending December 31, 2007. Amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $83,000, while during the same period, purchases of shares for the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan decreased stockholders’ equity by $43,000. Accumulated other comprehensive loss decreased by $9,000 from $245,000 at June 30, 2007 to $236,000 at December 31, 2007.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

General. Net income for the three months ended December 31, 2007 was $294,000 ($0.09 per diluted share), a $113,000, or 62.8%, increase compared to net income of $181,000 ($0.05 per diluted share) for the three months ended December 31, 2006. The increase in net income resulted mainly from an increase in net interest income, partially offset by an increase in both noninterest expense and the provision for income taxes.

Interest Income. Total interest income increased by $307,000, or 18.0%, to $2.0 million for the three months ended December 31, 2007 from $1.7 million for the same period in 2006 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the three months ended December 31, 2007 was $131.3 million, an increase of $19.8 million from the average balance of $111.5 million for the three months ended December 31, 2006. The yield on earning assets for the period increased slightly, and was 6.07% compared to a yield of 6.06% in the same period in 2006.

The primary factor for the increase in interest income was a $225,000, or 16.6% increase in interest from loans. Average loans increased $12.8 million, or 15.8%, from $81.3 million in 2006 to $94.1 million in 2007. There was a slight 4 basis point increase in the average yield on loans to 6.66% for the 2007 period from 6.62% in the 2006 period, reflecting a higher mix of nonresidential real estate loans. These loans typically have a higher yield than fixed-rate 1- to 4-family loans. Even though the prime lending rate dropped by 50 basis points during the quarter ended December 31, 2007, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently.

Our average investment portfolio and cash investments totaled $35.3 million for the three months ended December 31, 2007, a $6.9 million increase from the same period in 2006. The yield on these investments improved to 4.57% compared to 4.48% in 2006. This yield increase is primarily due to repricing of our variable-rate securities.

Interest Expense. Total interest expense was $905,000 for the three months ended December 31, 2007, slightly down from $906,000 for the three months ended December 31, 2006. Average interest-bearing liabilities were $93.6 million for the period, a decrease of $1.5 million, or 1.6% from the same period last year. During the same periods, the average cost of interest-bearing liabilities increased 6 basis points to 3.84%, compared to 3.78% in the same period last year.

The decrease in interest expense resulted primarily from a decrease in the average balance of advances from the Federal Home Loan Bank of Topeka. Average advances were $14.3 million for the current period, compared to $25.3 million in the same period last year, an $11.0 million, or 43.5% decrease. The average cost of these advances decreased to 4.57% in the current period from 4.94% in the same period last year. We used part of the equity we received during our conversion to pay off short-term advances, which were at higher rates than our longer-term advances.

Interest on deposits increased $150,000 over the same period last year. Average interest-bearing deposits were up $9.2 million between the two quarters, with certificates of deposit accounting for a $12.6 million increase. For the same time periods, passbook savings balances, money market savings, and transaction accounts decreased $1.9 million, $1.6 million, and $548,000, respectively. We continue to see transfers of funds from lower-rate accounts into higher-yielding certificates of deposits. Our advertising campaign, called “You Pick ‘Em”, allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 13 basis points between the two periods.

Net Interest Income. Net interest income increased by $308,000, or 38.6%, to $1,105,000 for the three months ended December 31, 2007 from $797,000 for the three months ended December 31, 2006. The net interest rate spread was 2.24% for the current period, compared to 2.28% in the same period last year. The net interest margin improved to 3.34% from 2.84% for the same periods. The net interest margin increase reflects the equity we received during our conversion, partially offset by increases in certificates of deposit rates.

Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended December 31, 2007, while a $10,000 provision was recorded in the quarter ended December 31, 2006. There were no net charge-offs in the quarter ended December 31, 2007, and $3,000 for the same quarter last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $399,000 at December 31, 2007 and $402,000 at December 31, 2006, and as a percentage of total loans outstanding was 0.42% and 0.49% at December 31, 2007 and 2006, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $192,000 for the three months ended December 31, 2007 from $160,000 for the three months ended December 31, 2006. Gains on sales of loans increased $16,000 as we sold higher loan volumes to Freddie Mac. Interchange income from debit cards increased $8,000 and net loan servicing fees increased $5,000 between the periods.

Noninterest Expense. Noninterest expense was $838,000 for the three months ended December 31, 2007, increasing $161,000 from $677,000 for the three months ended December 31, 2006. Salaries and benefits increased $58,000, or 14.0%. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased expenses $14,000. Regular salary increases accounted for $12,000 due to raises and staffing levels. With the stock conversion, the number of shares held by the Employee Stock Ownership Plan (ESOP) increased, resulting in $10,000 of increased expense for the quarter ended December 31, 2007. Employee health insurance costs increased $9,000. Occupancy expense increased $9,000 as a result of a branch renovation. Other operating expenses increased by $93,000. Audit and other SEC filing expenses increased $60,000, because of being listed on the Nasdaq stock exchange, as well as additional expenses relating to the solicitation of proxies for the 2007 annual meeting. Advertising increased $19,000. We are continuing our “bank more” advertising campaign, which stresses customer service, internet banking, and being a hometown bank. The FDIC adopted a new risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank has been able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

Provision for Income Taxes. The provision for income taxes increased $75,000, or 84.1%, reflecting an increase in taxable income. The effective tax rate was 36% for the three months ended December 31, 2007, and 33% for the three months ended December 31, 2006. The increase in the effective tax rate reflects a higher proportion of taxable interest income in the current year.

Comparison of Operating Results for the Six Months Ended December 31, 2007 and 2006

General. Net income for the six months ended December 31, 2007 was $602,000 ($0.18 per diluted share), a $254,000, or 72.9%, increase compared to net income of $348,000 ($0.10 per diluted share) for the six months ended December 31, 2006. The increase in net income resulted mainly from increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes.

Interest Income. Total interest income increased by $537,000, or 16.0%, to $3.9 million for the six months ended December 31, 2007 from $3.4 million for the same period in 2006 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the six months ended December 31, 2007 was $126.2 million, an increase of $15.4 million from the average balance of $110.8 million for the six months ended December 31, 2006. The yield on earning assets for the period increased 11 basis points, and was 6.13% compared to a yield of 6.02% in the same period in 2006.

The primary factor for the increase in interest income was a $431,000, or 16.1% increase in interest from loans. Average loans increased $11.7 million, or 14.6%, from $80.5 million in 2006 to $92.2 million in 2007. There was a 9 basis point increase in the average yield on loans to 6.68% for the 2007 period from 6.59% in the 2006 period, reflecting slightly higher long-term interest rates, repricing of variable-rate loans, and a change in the mix of loans.

Our average investment portfolio and cash investments totaled $32.2 million for the six months ended December 31, 2007, a $3.6 million or 12.6% increase from the same period in 2006. The yield on these investments improved to 4.63% compared to 4.42% in 2006. This yield increase is attributable to higher average yields on the mutual fund investing in short-duration mortgages as well as repricing on existing adjustable-rate securities.

Interest Expense. Total interest expense decreased $118,000 or 6.5%, to $1.7 million for the six months ended December 31, 2007 from $1.8 million for the six months ended December 31, 2006. The decrease in interest expense resulted from a $6.4 million, or 6.7%, decrease in the average balance of interest-bearing liabilities, to $88.1 million for the 2007 period compared to $94.5 million for the 2006 period. The average cost of interest-bearing liabilities remained constant at 3.78% for both periods. We had a change in the mix of our deposits, with average interest-bearing deposits up $8.6 million between the two periods, with certificates of deposit accounting for an $11.0 million increase. For the same time periods, passbook savings account balances decreased $1.1 million, and money market savings account balances decreased $1.3 million. We are seeing transfers of funds from lower-cost deposit accounts into higher-yielding certificates of deposits. Our advertising campaign called “You Pick ‘Em” allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 26 basis points between the two periods.

Interest expense on FHLB advances decreased $413,000 for the six months ended December 31, 2007, or 56.1%, compared to the six months ended December 31, 2006, reflecting a decrease in the average balance of advances to $14.2 million for the 2007 period from $29.2 million for the 2006 period, combined with a 48 basis point decrease in the average cost. We used part of the equity we received during our conversion to pay off short-term advances, which were at higher rates than our longer-term advances.

Net Interest Income. Net interest income increased by $655,000, or 41.8%, to $2.2 million for the six months ended December 31, 2007 from $1.6 million for the six months ended December 31, 2006. The net interest rate spread increased to 2.36% for the 2007 period from 2.25% for the 2006 period, while the net interest margin increased to 3.49% from 2.80% for the same periods. The increase in spread reflects repricing of some of our adjustable-rate loans and investments. The improvement in the net interest margin reflects the equity received during the conversion.

Provision for Loan Losses. There was no provision for loan losses for the six month period ended December 31, 2007, compared to a $10,000 provision for the period ended December 31, 2006. There were $3,000 of net charge-offs in the six months ended December 31, 2007 and $7,000 in the same period in 2006. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

Noninterest Income. Noninterest income increased to $369,000 for the six months ended December 31, 2007 from $331,000 for the six months ended December 31, 2006. Gains on sales of mortgage loans were up $19,000 due to higher loan volumes sold, and service charges declined $10,000 due to lower insufficient check charges. Interchange income from debit cards increased $13,000 during the same periods, and net loan servicing fees increased $12,000.

Noninterest Expense. Noninterest expense was $1.6 million for the six months ended December 31, 2007, increasing $289,000 from $1.4 million for the six months ended December 31, 2006. Salaries and benefits increased $99,000, or 11.8%. Regular salary increases accounted for $46,000 due to raises and staffing levels. Expense for the ESOP increased $19,000 because of a higher number of shares held after the stock conversion. Employee insurance increased $16,000. Occupancy expense increased $23,000 mostly as a result of a branch renovation. Audit and other SEC filing expenses increased $97,000, because of being listed on the Nasdaq stock exchange, as well as additional expenses relating to the solicitation of proxies for the 2007 annual meeting. Advertising expense increased $40,000. We are continuing our “bank more” advertising campaign, which stresses customer service, internet banking, and being a hometown bank. The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank has been able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

Provision for Income Taxes. The provision for income taxes increased $160,000, or 87.4%, reflecting an increase in taxable income. The effective tax rate was 36% for the six months ended December 31, 2007, and 34% for the six months ended December 31, 2006.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2007, the total approved loan origination commitments outstanding amounted to $5.3 million. At the same date, construction loans in process were $3.8 million. We also had $673,000 of unfunded commitments on lines of credit on that date, and a $35,000 standby letter of credit. We had no commitments to sell loans to Freddie Mac. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $40.9 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2007, our total collateralized borrowing limit was $55.9 million of which we had $14.0 million outstanding, giving us the ability at December 31, 2007 to borrow an additional $41.9 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2007, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)	Election of Directors

Nominee	For	Withheld

Gary D. Strahan	3,112,297	55,935
Richard Trolinger	2,932,971	235,261
Martha M. Hayes	2,927,748	240,484

There were no abstentions or broker non-votes in the election of directors.

(2)	Approval of Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan.

For	Against	Abstain	Broker Non-Vote
2,372,686	258,198	3,096	534,252

ITEM 6.	EXHIBITS

The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

Number	Description

3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****
10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******

10.12	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******
10.14	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.
Date: February 13, 2008	By:	/s/ Mark S. White
Mark S. White President and Chief Executive Officer

Date: February 13, 2008	By:	/s/ Sue Allen Smith
Sue Allen Smith, Vice President (Principal Financial Officer)