Form 10QSB
period 2008-03-31
OSAGE BANCSHARES, INC.
filed 2008-05-12
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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
(Issuer’s telephone number)

Not applicable
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

As of April 30, 2008 there were 3,253,645 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐ No ☒

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and June 30, 2007	3

Consolidated Statements of Income - (Unaudited) for the three and nine months ended

March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended

March 31, 2008 and 2007	5
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Signatures	21

ITEM 1.           FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

Assets

	March 31, 2008	June 30, 2007
	(unaudited)
Cash and due from banks	$1,748,948	$1,338,149
Interest bearing deposits with banks	288,548	823,671
Federal funds sold	6,715,000	2,808,000
Cash and cash equivalents	8,752,496	4,969,820

Available-for-sale securities	15,273,844	15,911,147
Held-to-maturity securities	9,637,706	6,962,431
Loans, net of allowance for loan losses of $393,194 and $402,402 at March 31, 2008 and June 30, 2007, respectively	97,607,040	88,721,198
Loans held for sale	121,600	——
Premises and equipment	1,551,556	1,455,651
Foreclosed assets held for sale, net	45,142	43,123
Interest receivable	554,319	476,381
Federal Home Loan Bank stock, at cost	1,869,400	1,808,300
Bank owned life insurance	2,222,491	2,163,928
Deferred income taxes	80,327	25,591
Income taxes receivable	81,047	—
Other	182,168	146,633

Total assets	$137,979,136	$122,684,203

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$88,643,797	$72,703,614
Federal Home Loan Bank advances	16,000,000	13,000,000
Advances from borrowers held in escrow	665,660	761,165
Accrued interest and other liabilities	798,042	680,133
Total liabilities	106,107,499	87,144,912

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (65,497 and 42,640 shares at March 31, 2008 and June 30, 2007, respectively)	554,634	341,229
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 3,253,645 and 3,603,590 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively, net of 288,000 allocated and unallocated ESOP shares)	29,656	33,156
Additional paid-in capital	26,770,873	27,255,732
Retained earnings	4,837,873	8,154,032
Accumulated other comprehensive loss	(321,399)	(244,858)

Total stockholders’ equity	31,317,003	35,198,062

Total liabilities and stockholders’ equity	$137,979,136	$122,684,203

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest Income	(unaudited)		(unaudited)
Loans	$1,623,360	$1,362,466	$4,729,704	$4,037,712
Available-for-sale securities	183,696	205,451	592,696	624,306
Held-to-maturity securities	102,874	81,286	249,987	253,160
Deposits with other financial institutions	69,875	125,865	264,337	172,579
Other	16,694	23,166	61,470	75,204
Total interest income	1,996,499	1,798,234	5,898,194	5,162,961

Interest Expense
Deposits	760,309	619,042	2,117,905	1,680,900
Advances from Federal Home Loan Bank	167,317	161,857	490,250	898,142
Total interest expense	927,626	780,899	2,608,155	2,579,042

Net Interest Income	1,068,873	1,017,335	3,290,039	2,583,919
Provision for loan losses	—	—	—	10,000
Net interest income after provision for loan losses	1,068,873	1,017,335	3,290,039	2,573,919

Noninterest Income
Service charges on deposit accounts	83,460	89,120	269,576	284,740
Other service charges and fees	23,235	20,821	58,298	53,104
Gain on sale of mortgage loans	16,984	—	47,884	11,710
Net loan servicing fees	17,593	13,545	49,961	33,914
Other income	48,010	40,544	132,078	111,254
Total noninterest income	189,282	164,030	557,797	494,722

Noninterest Expense
Salaries and employee benefits	533,408	436,188	1,473,448	1,277,317
Net occupancy expense	73,166	67,012	224,869	196,007
Deposit insurance premium	2,688	2,206	7,701	6,226
Other operating expenses	291,377	215,680	840,007	597,866
Total noninterest expense	900,639	721,086	2,546,025	2,077,416

Income Before Income Taxes	357,516	460,279	1,301,811	991,225

Provision for Income Taxes	134,308	168,134	476,960	351,025

Net Income	$223,208	$292,145	$824,851	$640,200

Basic Earnings Per Share	$0.07	$0.09	$0.25	$0.19

Diluted Earnings Per Share	$0.07	$0.09	$0.25	$0.19

Cash Dividends Paid Per Share	$0.085	$0.06	$0.255	$0.36

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
Operating Activities	2008	2007
Net income	$824,851	$640,200
Items not requiring (providing) cash
Depreciation	98,426	68,565
Provision (credit) for loan losses and foreclosed asset losses	(10,000)	10,000
Amortization	27,697	63,884
Restricted stock plan and options expense	160,405	103,014
Deferred income taxes	(7,823)	(7,660)
Gain on sale of mortgage loans	(47,884)	(11,710)
(Gain)/loss on sale of foreclosed assets held for sale	(129)	(9,021)
Dividends on available-for-sale mutual funds	(486,631)	(466,253)
Stock dividends on Federal Home Loan Bank stock	(61,100)	(75,000)
Increase in cash surrender value of bank owned life insurance	(58,563)	(56,015)
Originations of loans held for delivery against commitments	(5,253,645)	(1,342,090)
Proceeds from nonrecourse sale of loans held for delivery against commitments	5,150,507	1,502,166
Amortization of employee stock ownership plan shares	213,405	177,759
Changes in
Interest receivable	(77,938)	(32,009)
Other assets	57,468	(56,763)
Income taxes refundable	(165,869)	—
Accrued interest and other liabilities	117,909	(32,002)

Net cash provided by operating activities	481,086	477,065

Investing Activities
Net change in loans	(8,911,726)	(4,814,856)
Purchases of held-to-maturity securities	(3,447,593)	—
Purchases of premises and equipment	(194,331)	(234,906)
Proceeds from sale of foreclosed assets	33,994	91,113
Proceeds from maturities and paydowns of held-to-maturity securities	772,984	939,187
Proceeds from maturities and paydowns of available-for-sale securities	993,358	1,943,355

Net cash used in investing activities	(10,753,314)	(2,076,107)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)
Financing Activities
Net increase/(decrease) in demand, money market, NOW and savings deposits	$1,286,411	$(1,323,760)
Net increase in certificates of deposit	14,653,772	13,463,248
Net decrease in Federal Home Loan Bank short-term borrowings	—	(20,850,000)
Proceeds from Federal Home Loan Bank advances	5,000,000	2,000,000
Repayments of Federal Home Loan Bank advances	(2,000,000)	(1,500,000)
Shares repurchased under stock buyback plans	(3,263,791)	—
Net decrease in advances from borrowers held in escrow	(95,505)	(181,006)
Payment of dividends (net of restricted stock dividends)	(880,714)	(409,120)
Tax benefits of employee benefit plans	20,125	32,307
Proceeds from sale of common stock, net	—	21,496,833
Proceeds from exercise of stock options (net of tax benefits)	—	27,607
Receipt of funds from Osage Federal MHC	—	86,996
Shares purchased and withheld for restricted stock plans	(665,394)	(6,642)

Net cash provided by financing activities	14,054,904	12,836,463

Increase in Cash and Cash Equivalents	3,782,676	11,237,421

Cash and Cash Equivalents, Beginning of Period	4,969,820	2,455,016

Cash and Cash Equivalents, End of Period	$8,752,496	$13,692,437

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$25,884	$96,949

Interest paid	$2,540,389	$2,542,797

Income taxes paid	$629,944	$355,773

Mutual fund dividends reinvested	$486,631	$466,253

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OSAGE BANCSHARES, INC.

REORGANIZATION

On January 17, 2007, Osage Federal MHC (the “MHC”) completed its reorganization into stock form and Osage Bancshares, Inc. (the “Company”) succeeded to the business of the MHC’s former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding share of common stock of Osage Federal Financial, Inc. (other than those held by the MHC) was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 shares to the public at $10 per share, including 201,828 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company, which is a state-chartered corporation, owns 100% of Osage Federal Bank (the “Bank”).

At March 31, 2008, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

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

The Company completed two share buyback programs during the quarter ended March 31, 2008 totalling 349,945 shares. The effect of these buybacks are reflected both in the common and common diluted shares outstanding for the three months and nine months ended March 31, 2008 below.

EPS were computed as follows for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net income	$223,208	$292,145	$824,851	$640,200

Average common shares outstanding	3,177,991	3,320,562	3,275,133	3,297,677
Average common diluted shares outstanding	3,193,034	3,338,879	3,288,963	3,335,650

Basic earnings per share	$0.07	$0.09	$0.25	$0.19
Fully diluted earnings per share	$0.07	$0.09	$0.25	$0.19

For the three months and nine months ended March 31, 2008, the effects of approximately

177,000 stock options have been excluded from the calculation of diluted earnings per share, and for the three months ended March 31, 2008, the effects of approximately 96,622 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.	OTHER COMPREHENSIVE INCOME

Other comprehensive income is comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)

Net Income	$223,208	$292,145	$824,851	$640,200

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(85,030)	19,998	(76,541)	58,510

Comprehensive Income	$138,178	$312,143	$748,310	$698,710

5.	CASH DIVIDENDS PAID PER SHARE

For the three months ended March 31, 2008, cash dividends paid per share represent the cash dividends paid on 3,564,295 shares of Osage Bancshares, Inc. stock. The Company acquired 39,295 shares purchased in the open market early in the quarter on which dividends were not paid. For the six months ended December 31, 2007 and three months ended March 31, 2007,cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. For the six months ended December 31, 2006, cash dividends paid per share were restated to reflect the exchange ratio in the second-step conversion, and include cash dividends paid to all shareholders of Osage Federal Financial, Inc. other than Osage Federal MHC. Dividends that will be paid in the fourth quarter of fiscal 2008 will be reduced to reflect the repurchase of 349,945 shares under the two previously announced buyback plans that were completed during the three months ended March 31, 2008.

6.	SUBSEQUENT EVENTS

On April 1, 2008, the Company’s wholly owned subsidiary, Osage Federal Bank, completed its all-cash acquisition of Barnsdall State Bank. Barnsdall State Bank had assets of $12.2 million and equity of $1.7 million at March 31, 2008. The results of this purchase will be included in the Company’s financial statements beginning in the quarter ended June 30, 2008.

On April 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable May 20, 2008 to stockholders of record as of the close of business on May 6, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATIONS

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2008, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2008, management believes the impairments are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at March 31, 2008 are considered to be immaterial.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Our total assets increased by $15.3 million to $138.0 million at March 31, 2008 from $122.7 million at June 30, 2007 primarily due to growth in loans. Loans receivable, net grew $8.9 million or 10.0% in the same time period. Loans receivable, net increased to $97.6 million at March 31, 2008 from $88.7 million at June 30, 2007. This increase in loans receivable, net primarily resulted from a $4.1 million, or 34.2%, increase in loans secured by nonresidential real estate. Construction loans increased $3.3 million, or 117.3%. One- to four-family loans increased $2.0 million, or 3.3%. There were $122,000 of loans held for sale at March 31, 2008, and none at June 30, 2007. Cash and cash equivalents increased $3.8 million, from $5.0 million at June 30, 2007 to $8.8 million at March 31, 2008. This growth was a result of an increase in deposits, described below. Total securities increased to $24.9 million at March 31, 2008 from $22.9 million at June 30, 2007, as a result of $3.4 million in purchases of held-to-maturity securities, partially offset by normal paydowns.

Our total liabilities increased $19.0 million, or 21.8% mostly due to deposit growth of $15.9 million and a $3.0 million increase in Federal Home Loan Bank advances. Total deposits were $88.6 million at March 31, 2008, a $15.9 million, or 21.9% increase from $72.7 million at June 30, 2007. Certificates of deposit increased $14.7 million, from $51.5 million at June 30, 2007 to $66.2 million at March 31, 2008. Most of this growth was from increased public fund deposits and deposits generated from our rate promotions. In addition to the increase in certificates of deposit mentioned above, core deposits, including checking, savings, and money market accounts, increased $1.2 million net from June 30, 2007. Advances were $16.0 million at March 31, 2008, and increased $3.0 million, or 23.1%, from $13.0 million at June 30, 2007. The increase was primarily to fund the purchase of investment securities and for improving interest rate risk by lengthening the maturities of liabilities

Stockholders’ equity decreased $3.9 million to $31.3 million at March 31, 2008 from $35.2 million at June 30, 2007. This decrease in stockholders’ equity was primarily due to the buyback of 349,945 shares of common stock as announced in the two stock repurchase programs, and the buyback of 72,190 shares of common stock to fund the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan. In accordance with the Maryland General Corporation Law, the repurchased shares are treated as authorized but unissued. The total effect of these buybacks was a reduction in stockholders’ equity of $3.9 million. Net income and amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $825,000 and $160,000, respectively. The Company paid regular cash dividends of $881,000 (net of restricted stock dividends of $17,000), in the period ending

March 31, 2008. Accumulated other comprehensive loss increased by $76,000 from $245,000 at June 30, 2007 to $321,000 at March 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income for the three months ended March 31, 2008 was $223,000 ($0.07 per diluted share), a $69,000, or 23.6%, decrease compared to net income of $292,000 ($0.09 per diluted share) for the three months ended March 31, 2007. The decrease in net income resulted mainly from an increase in noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in the provision for income taxes.

Interest Income. Total interest income increased by $198,000, or 11.0%, to $2.0 million for the three months ended March 31, 2008 from $1.8 million for the same period in 2007 primarily due to an increase in the average balance of earning assets. The average balance of total interest-earning assets for the three months ended March 31, 2008 was $132.9 million, an increase of $13.8 million from the average balance of $119.1 million for the three months ended March 31, 2007. The yield on earning assets for the period decreased slightly, and was 6.09% compared to a yield of 6.12% in the same period in 2007.

The primary factor for the increase in interest income was a $261,000, or 19.1% increase in interest from loans. Average loans increased $15.0 million, or 18.4%, from $81.9 million in 2007 to $96.9 million in 2008. There was a slight 4 basis point increase in the average yield on loans to 6.79% for the 2008 period from 6.75% in the 2007 period, reflecting a higher mix of nonresidential real estate loans. These loans typically have a higher yield than fixed-rate 1- to 4-family loans. Even though the prime lending rate dropped by 200 basis points during the quarter ended March 31, 2008, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently.

Our average investment portfolio and cash investments totaled $34.1 million for the three months ended March 31, 2008, a $1.4 million decrease from the same period in 2007. The yield on these investments decreased to 4.24% compared to 4.72% in 2007. This yield decrease is primarily due to the 200 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $928,000 for the three months ended March 31, 2008, an increase of $147,000 over the three months ended March 31, 2007. Average interest-bearing liabilities were $96.9 million for the period, an increase of $11.3 million, or 13.2% from the same period last year. During the same periods, the average cost of interest-bearing liabilities increased 18 basis points to 3.88%, compared to 3.70% in the same period last year.

Interest on deposits increased $141,000 over the same period last year. Average interest-bearing deposits were up $10.8 million between the two quarters, with certificates of deposit accounting for a $12.7 million increase. For the same time periods, passbook savings balances, money market savings, and transaction accounts decreased $1.5 million, $496,000, and $79,000, respectively. Our advertising campaign, called “You Pick ‘Em”, allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates were constant at 4.41% for each of the two periods.

Interest expense on advances from the Federal Home Loan Bank of Topeka was up slightly from the prior year. Average advances and rates on those advances were fairly consistent between the two periods.

Net Interest Income. Net interest income increased by $52,000 or 5.1%, to $1.1 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. The net interest rate spread was 2.25% for the current period, compared to 2.42% in the same period last year. The net interest margin decreased to 3.26% from 3.46% for the same periods. This change is reflective of the sharp drop in short-term interest rates during the current quarter. We have a significant amount of assets (primarily federal funds sold and interest-bearing deposits at other banks) that reprice immediately, while our liabilities do not reprice as quickly.

Provision for Loan Losses. No provision for loan losses was recorded in the quarters ended March 31, 2008 or 2007, and there were $6,000 of net charge-offs in the current quarter, and none in the prior period. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $393,000 at March 31, 2008 and $403,000 at March 31, 2007, and as a percentage of total loans outstanding was 0.40% and 0.48% at March 31, 2008 and 2007, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding. Our nonaccrual loans were only $19,000 at March 31, 2008, while we had none at March 31, 2007. The ratio of these loans to total loans is less than .02%.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $189,000 for the three months ended March 31, 2008 from $164,000 for the three months ended March 31, 2007. Gains on sales of loans increased $17,000 as we sold higher loan volumes to Freddie Mac. Comparing the two periods, interchange income from debit cards increased $7,000 due to increased card usage, and net loan servicing fees increased $4,000 due to lower amortization of originated mortgage servicing rights. Service charges on deposit accounts decreased $6,000 between the periods, reflecting lower insufficient check charges.

Noninterest Expense. Noninterest expense was $901,000 for the three months ended March 31, 2008, increasing $180,000 from $721,000 for the three months ended March 31, 2007. Salaries and benefits increased $97,000, or 22.3%. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $49,000. Regular salary increases accounted for $33,000 due to raises and staffing levels. Occupancy expense increased $6,000 as a result of a branch renovation. Other operating expenses increased by $93,000. Audit and other SEC filing expenses increased $51,000, because of costs of compliance with the Sarbanes-Oxley Section 404 requirements and legal costs associated with the acquisition of Barnsdall State Bank. These legal costs will be capitalized in the fourth quarter of 2008. Directors’ fees and ATM fees increased $5,000 each. The FDIC adopted a new risk-based deposit insurance assessment system that required all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank has been able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

Provision for Income Taxes. The provision for income taxes decreased $34,000, or 20.1%, reflecting a decrease in taxable income. The effective tax rate was 38% for the three months ended March 31, 2008, and 37% for the three months ended March 31, 2007. The increase in the effective tax rate reflects a higher proportion of taxable income in the current year and the nondeductibility of certain expense items.

Comparison of Operating Results for the Nine Months Ended March 31, 2008 and 2007

General. Net income for the nine months ended March 31, 2008 was $825,000 ($0.25 per diluted share), a $185,000, or 28.8%, increase compared to net income of $640,000 ($0.19 per diluted share) for the nine months ended March 31, 2007. The increase in net income resulted mainly from increases in net interest income and noninterest income, partially offset by increases in noninterest expense and provision for income taxes.

Interest Income. Total interest income increased by $735,000, or 14.2%, to $5.9 million for the nine months ended March 31, 2008 from $5.2 million for the same period in 2007 primarily due to an increase in the average balance of earning assets. The average balance of total interest-earning assets for the nine months ended March 31, 2008 was $128.4 million, an increase of $14.8 million from the average balance of $113.6 million for the nine months ended March 31, 2007. The yield on earning assets for the period increased 6 basis points, and was 6.12% compared to a yield of 6.06% in the same period in 2007.

The primary factor for the increase in interest income was a $692,000, or 17.1% increase in interest from loans. Average loans increased $12.8 million, or 15.9%, from $81.0 million in 2007 to $93.8 million in 2007. There was an 8 basis point increase in the average yield on loans to 6.72% for the 2008 period from 6.64% in the 2007 period, reflecting slightly higher long-term interest rates, repricing of variable-rate loans, and a change in the mix of loans.

Our average investment portfolio and cash investments totaled $32.8 million for the nine months ended March 31, 2008, a $1.9 million or 6.2% increase from the same period in 2007. The yield on these investments decreased slightly to 4.50% in the current period compared to 4.53% in 2007. This yield decrease is mainly attributable to a drop in short-term rates since September 2007.

Interest Expense. Total interest expense increased $29,000 or 1.1%, and was $2.6 million for both the nine months ended March 31, 2008 and 2007. The increase in interest expense resulted from the average cost of interest-bearing liabilities increasing slightly to 3.81% for the current period from 3.75% in the previous period, mostly offset by a $467,000, or .5%, decrease in the average balance of interest-bearing liabilities, to $91.1 million for the 2008 period compared to $91.5 million for the 2007 period.. We had a change in the mix of our interest-bearing liabilities, with average interest-bearing deposits up $9.4 million between the two periods, and average advances with FHLB decreasing $9.8 million. In the deposit categories, certificates of deposit accounted for an $11.5 million increase. For the same time periods, passbook savings account balances decreased $933,000, and money market savings account balances decreased $821,000. We have seen transfers of funds from lower-cost deposit accounts into higher-yielding certificates of deposits, and have also had $12.5 million of deposit growth from a public fund entity. Our advertising campaign called “You Pick ‘Em” allows our customers to choose a certificate at a specific rate, with a term from 6 to 15 months. Average rates on certificates are up 17 basis points between the two periods.

Interest expense on FHLB advances decreased $408,000 for the nine months ended March 31, 2008, or 45.4%, compared to the nine months ended March 31, 2007, reflecting a decrease in the average balance of advances to $14.4 million for the 2008 period from $24.2 million for the 2007 period, combined with a 40 basis point decrease in the average cost. We used part of the equity we received during our conversion in January 2007 to pay off short-term advances, which were at higher rates than our longer-term advances.

Net Interest Income. Net interest income increased by $706,000, or 27.3%, to $3.3 million for the nine months ended March 31, 2008 from $2.6 million for the nine months ended March 31, 2007. The net interest rate spread increased slightly to 2.31% for the 2008 period from 2.30% for the 2007 period, while the net interest margin increased to 3.42% from 3.04% for the same periods. The improvement in the net interest margin reflects the equity received during the conversion.

Provision for Loan Losses. There was no provision for loan losses for the nine month period ended March 31, 2008, compared to a $10,000 provision for the nine month period ended March 31, 2007. There were $9,000 of net charge-offs in the nine months ended March 31, 2008 and $7,000 in the same period in 2007. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

Noninterest Income. Noninterest income increased to $558,000 for the nine months ended March 31, 2008 from $495,000 for the nine months ended March 31, 2007. Gains on sales of mortgage loans were up $36,000 due to higher loan volumes sold, and service charges declined $15,000 due to lower insufficient check charges. Interchange income from debit cards increased $21,000 during the same periods due to increased card usage, and net loan servicing fees increased $16,000 due to lower amortization of originated mortgage servicing rights.

Noninterest Expense. Noninterest expense was $2.6 million for the nine months ended March 31, 2008, increasing $469,000 from $2.1 million for the nine months ended March 31, 2007. Salaries and benefits increased $196,000, or 15.4%. Regular salary increases accounted for $78,000 due to raises and staffing levels. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $60,000. Employee insurance increased $20,000, and expense for the ESOP increased $17,000 because of a higher number of shares held after the stock conversion. Occupancy expense increased $29,000 mostly as a result of a branch renovation. Audit and other SEC filing expenses increased $147,000, because of being listed on the Nasdaq Stock Market, as well as additional expenses relating to the solicitation of proxies for the 2007 annual meeting, costs of compliance with the Sarbanes-Oxley Section 404 requirements and legal costs associated with the acquisition of Barnsdall State Bank. These legal costs will be capitalized in the fourth quarter of 2008. Advertising expense increased $51,000. We are continuing our “bank more” advertising campaign, which stresses customer service, internet banking, and being a hometown bank. The FDIC adopted a new risk-based deposit insurance assessment system that required all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings, going up to 43 basis points for undercapitalized institutions. The Bank has been able to offset the premium with an estimated assessment credit of $82,000 for premiums paid prior to 1996.

Provision for Income Taxes. The provision for income taxes increased $126,000, or 35.9%, reflecting an increase in taxable income. The effective tax rate was 37% for the nine months ended March 31, 2008, and 35% for the nine months ended March 31, 2007. The increase in the effective tax rate reflects a higher proportion of taxable income in the current year and the nondeductibility of certain expense items.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2008, the total approved loan origination commitments outstanding amounted to $6.5 million. At the same date, construction loans in process were $3.8 million. We also had $501,000 of unfunded commitments on lines of credit on that date, and $61,000 in standby letters of credit. We had $861,000 of commitments to sell loans to Freddie Mac. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $42.9 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2008, our total collateralized borrowing limit was $55.5 millionof which we had $16.0 million outstanding, giving us the ability at March 31, 2008 to borrow an additional $39.5 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchases of Equity Securities.

			(c) Total Number	(d) Maximum Number
			of Shares (or Units)	(or Approximate Dollar
		(b)	Purchased as Part Of	Value) of Shares (or
	(a) Total Number	Average Price	Publicly	Units) that May Yet Be
	Of Shares (or	Paid per Share	Announced Plans	Purchased Under the
Period	Units) Purchased	(or Unit	or Programs	Plans or Programs
January 1 through 31, 2008 (4)	44,295	$9.23	44,295	140,750 (1)
February 1 through 29, 2008	140,750	9.40	140,750	160,000 (2)
March 1 through 31, 2008	169,900	9.27	169,900	160,000 (3)
Total	354,945	$9.32	354,945	160,000

__________

(1)

On November 30, 2007, the Registrant announced that it would purchase up to 72,190 shares of common stock on the open market to fund restricted stock awards under its 2007 Stock Compensation and Incentive Plan and on January 24, 2008, the Registrant announced that its Board of Directors had approved an open market stock repurchase plan for up to 5% of its outstanding shares (approximately, 180,000 shares).

(2)

On February 19, 2008, the Registrant announced that it had completed its previously announced 5% stock repurchase program and its Board of Directors had approved a new stock repurchase program for up to 5% of outstanding shares (approximately 160,000 shares).

(3)

On March 26, 2008, the Registrant announced that it had completed its previously announced 5% repurchase program and its Board of Directors had approved a new open market stock repurchase program for up to 5% of outstanding shares (approximately 160,000 shares).

(4)	Includes 5,000 shares purchased on December 31, 2007 for the 2007 Stock Compensation and Incentive Plan at an average price of $8.61.

ITEM 6.	EXHIBITS

The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

Number	Description

3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****

10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******
10.12	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******
10.14	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.

Date: May 12, 2008	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: May 12, 2008	/s/ Sue Allen Smith
Sue Allen Smith, Vice President
(Principal Financial Officer)