Form 10-K
period 2008-06-30
OSAGE BANCSHARES, INC.
filed 2008-09-26
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-33224

OSAGE BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	32-0181888
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

239 East Main Street, Pawhuska, Oklahoma	74056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code (918) 287-2919
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES	☒ NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [	] No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007), based on the last sale ($8.34 per share) reported on The Nasdaq Global MarketSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of September 24, 2008, there were 3,114,577 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 (Parts I & II)

2.	Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

OSAGE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended June 30, 2008

PART I

Forward Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference herein, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intend” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

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

At June 30, 2008, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

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

On April 1, 2008, Osage Federal Bank completed the acquisition of Barnsdall State Bank, Barnsdall, Oklahoma, in an all-cash transaction. At March 31, 2008, Barnsdall State Bank had total assets of $12.2 million, deposits of $10.5 million and stockholders’ equity of $1.7 million. As a result of the acquisition, Barnsdall’s single office location became a branch office of Osage Federal Bank.

Osage Federal Bank conducts a traditional community bank operation, offering retail banking services, one- to four-family mortgage loans, multi-family, commercial and other real estate mortgage loans, construction loans, automobile loans, second mortgage loans and other consumer loans. Osage Federal Bank operates from its main office in Pawhuska, Oklahoma, and branch offices in Bartlesville and Barnsdall, Oklahoma. Osage Federal Bank maintains a website at www.osagefed.com.

Market Area

Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch offices are located in Bartlesville, Oklahoma, which services Bartlesville and surrounding Washington County plus the western portion of Nowata County, and in Barnsdall, Oklahoma, which services Barnsdall and the surrounding rural area in Osage County. Osage and Washington counties are generally rural in nature with older populations. The economies of both counties are based on the oil and gas industry, and ranching has a presence in Osage County. The current unemployment rate for Osage County is 3.8% and for Washington County is 2.8%. ConocoPhillips, an oil and gas company, is the largest employer in our market area with approximately 3,400 employees. They, as well as other major employers in the area, have hired over 1,700 employees in the past two years. These positions included technological, engineering and other white-collar jobs. Due to these increases in employment, there has been significant one- to-four-family and commercial real estate construction. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska. A Wal-Mart distribution center opened in 2005 and brought an estimated 1,000 new jobs to Bartlesville. The Osage Tribal Council, headquartered in Pawhuska, has opened four casinos in Osage County in the past few years, which has provided further impetus to the local economies. The latest casino is located just west of Bartlesville, a city of 35,000.

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

Substantially all of our borrowers are residents of Osage and Washington Counties, Oklahomaand would be expected to be similarly affected by economic and other conditions in this area. We do not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans. Approximately $10.7 million, or 10.1%, of our loans are to employees of an area-based petroleum oil and gas company.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$66,909	60.6%	$61,986	68.4%	$54,742	68.1%
Non-residential	18,335	16.6	11,957	13.2	7,195	8.9
Construction	7,288	6.6	2,818	3.1	4,675	5.8
Automobile	5,860	5.3	5,184	5.7	5,357	6.7
Second mortgage	5,015	4.5	4,420	4.9	4,098	5.1
Commercial	3,544	3.2	1,740	1.9	1,756	2.2
Other consumer	3,481	3.2	2,577	2.8	2,558	3.2
Total loans	110,432	100.0%	90,682	100.0%	80,381	100.0%

Less:
Loans in process	3,935		1,474		2,008
Net deferred loan fees	89		85		46
Allowance for loan losses	430		402		400
Total loans, net	$105,978		$88,721		$77,927

Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2008. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Due within One year after June 30, 2008	Due after 1 through 5 years June 30, 2008	Due over 5 Years after June 30, 2008	Total
	(In thousands)
Real estate mortgage
One- to four-family	$2,143	$3,901	$60,865	$66,909
Non-residential	215	4,930	13,190	18,335
Construction	2,259	--	5,029	7,288
Automobile	533	5,057	270	5,860
Second mortgage	573	923	3,519	5,015
Commercial	1,064	1,251	1,229	3,544
Other consumer	1,723	1,159	599	3,481
Total	$8,510	$17,221	$84,701	$110,432

The following table sets forth the dollar amount of all loans at June 30, 2008 due after June 30, 2009, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Real estate mortgage:
One- to four-family	$61,324	$3,442
Non-residential	9,654	8,466
Construction	4,469	560
Automobile	5,327	--
Second mortgage	4,225	217
Commercial	2,396	84
Other consumer	1,758	--
Total	$89,153	$12,769

One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma.

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For one- to-four family loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. Most of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The weighted average maturities of our fixed-rate, one- to four-family mortgage loans in portfolio are approximately 206 months, and depending on our interest rate risk and liquidity, we sometimes sell our longer-term loans to Freddie Mac. During the last fiscal year, we retained most of our originated one- to four-family fixed-rate loans in portfolio. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate mortgage loans have terms of up to 30 years with an initial fixed-rate period of one year according to the terms of the loan. We also originate a small amount of hybrid loans, which have initial 3- or 5-year fixed terms, then convert to an adjustable rate. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

Substantially all of our residential mortgages include “due on sale” clauses, which give us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified independent appraisers approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney’s opinion in lieu of title insurance. Homeowner’s, liability, fire and, if required, flood insurance policies are also required.

During the 2005 fiscal year, we began offering 100% loan to value ratio, one- to-four family residential loans to our most creditworthy borrowers. Borrowers generally must qualify based on credit criteria, and they are required to obtain private mortgage insurance covering us for any loss in excess of 80%. The borrower pays a discount fee for these loans. On April 1, 2008 we discontinued our 100% LTV program due to secondary market and private mortgage insurance requirements. During the year ended June 30, 2008, prior to the discontinuation, we originated $1.0 million of mortgages under this program.

Non-Residential Mortgage Loans. We originate a variety of non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, medical and dental buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2008 we had approximately $2.9 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage loans. Typically, these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area.

Non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family, owner-occupied real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

Construction Lending. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loans, and up to 80% for a one- to four-family residential construction loan. At June 30, 2008, all of our $7.3 million in construction loans were for construction of one- to four-family residences. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. Our construction loans generally have one year terms and provide for monthly payments of interest only until maturity. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case-by-case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is generally to limit such loans to no more than three homes per builder, with an upper limit of $500,000 in the aggregate, and we typically lend to those builders with whom we have long-term business relationships. At June 30, 2008, we had approximately $347,000 in construction loans to builders for construction of residences which were not pre-sold.

Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the initial estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

Automobile Loans. We offer loans on new and used automobiles and, in cases of satisfactory credit, will originate such loans up to the sales price or retail value. Auto loans are generally made with terms from one to five years and are made on a fixed-rate basis. The bulk of our automobile lending involves direct loans to existing customers for the purchase of a car or truck. Loans secured by rapidly depreciating assets such as automobiles entail more risk than residential mortgages. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance, since there is greater likelihood of damage, loss or depreciation of the underlying collateral. Automobile lending also entails the risks generally associated with consumer lending described below. We generally require vendor’s single interest insurance to protect the company from uninsured loss due to collision or comprehensive losses on repossessed vehicles.

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

Commercial Loans. Our commercial loans consist of loans secured by equipment, accounts receivable, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower. At June 30, 2008, we had approximately $3.5 million in commercial loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment.

Other Consumer Loans. Other consumer loans offered by us consist of loans secured by personal property, including savings account loans, manufactured home loans and unsecured consumer loans. At June 30, 2008, we had approximately $662,000 of savings account loans, $262,000 in manufactured home loans and $323,000 of unsecured consumer loans, including overdrafts. We will generally lend up to 90% of the account balance on a savings account loan.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loan portfolio can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate-sensitive assets and liabilities.

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

Loans to One Borrower. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2008, our loans to one borrower limit was approximately $3.4 million.

Our largest single borrower had aggregate outstanding loan commitments of approximately $2.9 million. Total outstanding loans to this borrower as of June 30, 2008 included a loan secured by a personal residence with a line of credit, two rental duplexes, a commercial real estate loan, and a loan secured by 17 rental duplexes. Our second largest borrower had aggregate outstanding commitments of approximately $2.8 million. Total outstanding loans to the borrower as of June 30, 2008 included loans secured by commercial real estate, loans secured by commercial equipment, a line of credit and an automobile loan. Our third largest borrower had aggregate outstanding balances of approximately $2.0 million as of June 30, 2008, consisting of two speculative construction loans and a loan secured by 17 rental duplexes. Our fourth largest borrower had aggregate outstanding balances of approximately $1.9 million as of June 30, 2008. These loans consisted of commercial real estate. Our fifth largest borrower had aggregate outstanding balances of approximately $1.9 million at June 30, 2008, comprised of a personal residence and commercial real estate. All other aggregate lending balances to a single borrower were below $1.1 million. At June 30, 2008, all of these lending relationships were current and all were performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and “walk-in” customers. We generally do not purchase loans from other institutions or use mortgage brokers.

Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $51.3 million for the year ended June 30, 2008. We purchased $2.0 million of loans during the year, and we had participations purchased outstanding balances of $2.4 million as of June 30, 2008. These balances were residential and nonresidential real estate loans. We did not sell any participations during the year, and had no participations sold as of June 30, 2008. Our fixed-rate, one- to four-family mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2008 and 2007, we sold $7.5 million and $1.5 million of loans, respectively, to Freddie Mac. Sales have increased during the last year in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. At June 30, 2008, loans serviced for the benefit of others totaled $40.1 million, of which all were loans sold to Freddie Mac.

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2008, was approximately $7.9 million, excluding undisbursed portions of construction loans totaling $3.9 million. We also had $750,000 of unfunded commitments on lines of credit as of that date.

Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan committee consists of our chairman of the board of directors, our president and chief executive officer, our executive vice president and chief lending officer, our senior vice president, two vice presidents, two assistant vice presidents and a loan officer. The committee reviews all real estate loans, consumer loans above $15,000 and all loan modifications. Loan committee meetings require a quorum of three members of the committee. Loans submitted to the loan committee require approval of a majority of the members voting and approval of all members present if only three members are present. Consumer loans of $5,000 and below can be approved by individual loan officers, while consumer loans between $5,000 and $15,000 must be approved by two loan officers. Loans exceeding the Freddie Mac loan purchase limit require approval by the board of directors. All closed loans are presented to the Board for ratification on a monthly basis.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2008, we had $63,000 of foreclosed assets held for sale.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2008, we had approximately $42,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were no specific reserves relating to these loans at June 30, 2008.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets. We did not have any troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

	At June 30,
	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$11	$9	$7
Consumer	31	4	4
Total	$42	$13	$11

Accruing loans which are contractually past due 90 days or more	$—	$—	$—
Total	$—	$—	$—
Total non-performing loans	$42	$13	$11
Foreclosed assets held for sale, net	$63	$43	$50
Total non-performing assets	$105	$56	$61

Total non-performing loans to net loans	0.04%	0.02%	0.01%
Total non-performing loans to total assets	0.03%	0.01%	0.01%
Total non-performing assets to total assets	0.07%	0.05%	0.05%

As of June 30, 2008, there were $42,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

During the year ended June 30, 2008, gross interest income of $2,400 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2008.

Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby weaker credits are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on a monthly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

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

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2008, 2007 and 2006. At June 30, 2008, $63,000 of the classified assets were foreclosed assets held for sale.

	At June 30,
	2008	2007	2006
	(In thousands)

Substandard (net of reserve)	$138	$91	$124
Doubtful	—	—	—
Loss	—	—	—
Total	$138	$91	$124

At June 30, 2008, $96,000 of the loans and foreclosed assets prior to reserves classified as “substandard,” are included under non-performing assets, as shown in the table on the preceding page. Management has recorded no valuation reserves for these assets. Management considers the remaining substandard assets to be adequately protected by the paying capacity and net worth of the borrower, or by the pledged collateral.

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

This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

There were $16,000 in net loan charge-offs during 2008, including $7,600 related to vehicles, and $8,600 on unsecured consumer loans. Real estate charge-offs were less than $1,000, and there were no commercial loan charge-offs.

            Analysis of Loan Loss Allowance. The following table sets forth information with respect to activity in our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Allowance balance (at beginning of period)	$402	$400	$393

Charge-offs	(18)	(17)	(21)
Recoveries	2	9	1
Net (charge-offs) recoveries	(16)	(8)	(20)
Transfer from acquired bank	24	—	—
Provision for loan losses	20	10	27
Allowance balance (at end of period)	$430	$402	$400

Total loans outstanding	$110,432	$90,682	$80,381
Average loans outstanding	$98,791	$83,544	$72,388
Allowance for loan losses as a percentage of total loans outstanding	0.39%	0.45%	0.51%
Net loans charged off as a percentage of average loans outstanding	0.02%	0.01%	0.03%

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

	At June 30,
	2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

Real estate mortgage:
One- to four-family	$144	60.6%	$139	68.4%	$156	68.1%
Non-residential	94	16.6	107	13.2	57	8.9
Construction	31	6.6	25	3.1	39	5.8
Automobile	60	5.3	56	5.7	60	6.7
Second mortgage	17	4.5	20	4.9	16	5.1
Commercial	45	3.2	23	1.9	39	2.2
Other consumer	39	3.2	32	2.8	33	3.2
Total	$430	100.0%	$402	100.0%	$400	100.0%

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

Our securities portfolio at June 30, 2008 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the AMF Ultra Short Mortgage Fund, a mutual fund which invests in adjustable-rate and short-term mortgage-backed securities, with a carrying value of approximately $12.3 million at June 30, 2008. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades at the time of acquisition. This fund was rated AAA by Standard & Poor’s until July 11, 2008. At that time, it was no longer rated by a major rating agency, since potential new shareholders can no longer acquire the fund. Due to downgrades of certain securities held in the fund’s portfolio, the Company recognized a $1.4 million pre-tax other-than-temporary impairment charge on its investment in the AMF Ultra Short Mortgage Fund during the fourth quarter of fiscal year 2008.

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

We do not currently use or maintain a trading account. Securities not classified as “held-to-maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $24.9 million of our securities portfolio is pledged as collateral for public deposits.

Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $12.3 million at June 30, 2008.

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

Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2008, we had $2.6 million of mortgage-backed securities classified as “held-to-maturity,” and $6.4 million of mortgage-backed securities classified as “available-for-sale.”

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2008, we had collateralized mortgage obligations classified as “held-to-maturity” of $5.6 million, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises. Our securities portfolio also contained $717,000 and $3.0 million of private placement collateralized mortgage obligations classified as “available-for-sale” and “held-to-maturity,” respectively. At June 30, 2008, all of our collateralized mortgage obligations were short duration, first tranche, fully amortizing securities.

Other Securities. With the acquisition of Barnsdall State Bank, we acquired municipal securities issued both by municipalities within the state of Oklahoma and municipalities in other states. These securities are classified as “held-to-maturity” and totaled $1.2 million at June 30, 2008. In addition, through the acquisition we acquired bonds issued by Freddie Mac and the Federal Home Loan Banks, totaling $2.3 million at June 30, 2008. These securities are also classified as “held-to-maturity”. In addition, at June 30, 2008 we held an approximate investment of $1.9 million in FHLB of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Topeka, ownership of FHLB of Topeka common shares is required.

Securities Portfolio Composition. The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2008	2007	2006
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities and CMOs	$11,190	$6,963	$8,221
Government bonds	2,269	—	—
Municipal securities	1,183	—	—

Securities Available-for-Sale:
AMF Ultra-Short Mortgage Fund(1)	12,326	12,690	12,086
Mortgage-backed securities and CMO’s	7,114	3,221	5,749
Total	$34,082	$22,874	$26,056

________

(1)	Consisting primarily of mortgage-related securities.

Securities Portfolio Maturities. The following table sets forth the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2008. This table shows contractual maturities and does not reflect repricing, the effect of prepayments, or tax-equivalent adjustments. Actual maturities may differ.

	At June 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mortgage-backed securities and CMOs	$151	6.02%	$11,562	4.84%	$6,591	5.15%	$—	—	$18,304	4.96%	$17,721
Government bonds	—	—	2,269	3.60	—	—	—	—	2,269	3.60	2,287
Municipal securities	100	2.45	210	3.67	324	4.50	549	4.19	1,183	4.03	1,196
AMF Ultra Short Mortgage Fund (1)	12,326	4.13	—	—	—	—	—	—	12,326	4.13	12,326
Total	$12,577	4.14%	$14,041	4.62%	$6,915	4.91%	$549	4.19%	$34,082	4.54%	$33,530

________________________

(1)	Consisting primarily of mortgage-related securities.

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

Deposits are obtained primarily from within Osage and Washington Counties, Oklahoma. In order to attract new customers and deposits, we began a new advertising campaign in 2007 called “bank more”, including print and broadcast media, cable TV, direct mail and inserts included with customer statements. We began offering internet banking early in 2007, and now offer free bill pay as well.We do not currently use deposit brokers or solicit deposits through internet listing services. Approximately $22.1 million, or 21.6% of our deposits are from one public unit.

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

We have continued our certificate of deposit program called “You Pick ‘Em,” which allows a depositor to choose a certificate term of 6 to 15 months, and receive the same rate no matter which term is chosen. This allows us to retain and attract customers, but does not lock us into paying high rates for long periods of time. In the current rate environment, our strategy has been to attract shorter-term deposits, paying less than like-term FHLB advances. We also offer higher rates, slightly below like-term FHLB advances, for higher-balance certificates with terms of 9, 11, 13, 18, 25, 30, 37, 49, and 61 months. Our strategy is to retain and attract customers who are rate-sensitive, without driving up rates on all of our standard certificate of deposit products. As of June 30, 2008, we have approximately 5% of our certificates in these odd-termed categories, and 28% in the “You Pick ‘Em” program.

Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

	Year Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits	$5,466	0.00%	$5,092	0.00%	$4,421	0.00%
Interest-bearing demand and NOW deposits	9,393	1.07	8,311	0.81	9,317	0.99
Money market savings	5,106	1.46	5,910	1.57	7,035	1.39
Savings accounts	4,035.80		4,436	0.77	4,096	0.78
Certificates of deposit	62,440	4.28	49,113	4.28	37,323	3.48

Total deposits	$86,440	3.33%	$72,862	3.15%	$62,192	2.45%

Jumbo Certificates of Deposit. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal Bank, by time remaining until maturity as of June 30, 2008.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$3,880
Three through six months	10,748
Six through twelve months	9,329
Over twelve months	17,557
$41,514

Approximately 59% of our deposits of $100,000 or more are public deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

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

Advances from the FHLB are typically secured by the FHLB stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2008, our borrowing limit with the FHLB was approximately $58.5 million. Additional information regarding our FHLB advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

The following table sets forth information regarding the balances and rates on our FHLB advances.

	At or for the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Average balance outstanding, during the period	$15,714	$21,430	$28,560
Maximum amount outstanding at any month-end during the period	$21,300	$33,150	$33,350
Balance outstanding at end of period	$21,300	$13,000	$33,350
Weighted average interest rate during the period	4.43%	4.86%	4.52%
Weighted average interest rate at end of period	4.11%	4.45%	5.04%

Subsidiary Activity

The Company does not have any subsidiaries other than Osage Federal Bank which has no subsidiaries.

Personnel

As of June 30, 2008, we had 37 full-time employees and two part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

Osage Federal Bank is the largest of the three financial institutions that are headquartered or have offices in Pawhuska, Oklahoma. Osage Federal Bank is the fifth largest of the eight financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the Federal Deposit Insurance Corporation data as of June 30, 2007, the latest date for which such data is available, Osage Federal Bank had the second largest share of Federal Deposit Insurance Corporation-insured deposits in Osage County with 18.86% and the fifth largest share in Washington County. With the acquisition of Barnsdall State Bank, Osage Federal Bank would have had the third largest deposit market share in the Bartlesville-Washington County market as defined by the Federal Reserve Board at June 30, 2007. Such data does not reflect deposits at credit unions operating in these markets.

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

Deposit Insurance. Osage Federal Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like Osage Federal Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The Federal Deposit Insurance Corporation has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt.

Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. Osage Federal Bank was able to offset 90% of its deposit insurance premium for fiscal 2008 with the special assessment credit.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds are scheduled to mature in 2019.

There have been several bank failures since June 30, 2008. The current FDIC reserve ratio is 1.01%. Since the ratio falls below 1.15%, the FDIC is required by law to establish a plan to return the fund to its minimum level within five years. The FDIC will consider a plan in October, and the plan will be structured so that riskier institutions will pay a higher assessment rate than others.

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

Total capital equals the sum of Tier 1 and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of Tier 1 capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans. A savings institution’s risk-based capital requirement is measured against risk-

weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

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

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal Bank met the qualified thrift lender test as of June 30, 2008 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2008, our net investment in property and equipment totaled $2.0 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch offices, the year the offices were opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2008
			(In thousands)
Main Office 239 East Main Street Pawhuska, OK 74056	1978	Owned	$721
Bartlesville Office 3309 S.E. Frank Phillips Boulevard Bartlesville, OK 74005	1991	Owned	$948
Barnsdall Office 400 West Main Street Barnsdall, OK 74002	2008	Owned	$288

Item 3. Legal Proceedings

Osage Federal Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal Bank at June 30, 2008 that would have a material effect on our financial condition, operations, income or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2008 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference. During the period under report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2008	—	—	—	160,000
May 1 through 31, 2008	—	—	—	160,000
June 1 through 30, 2008	17,500	9.55	17,500	142,500
Total	17,500	$ 9.55	17,500	142,500

*	On March 26, 2008, the Registrant announced that its Board of Directors had approved a stock repurchase program for up to 5% of outstanding shares (approximately 160,000 shares).

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures.

(a)        Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)        Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics will be provided to any person without charge upon written request to Sue Allen Smith, Chief Financial Officer, Osage Bancshares, Inc., 3309 Southeast Frank Phillips Boulevard, Bartlesville, OK 74006.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I -- Election of Directors - Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth below.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
2004 Stock Option Plan	116,685	$7.69	17,692
2004 Restricted Stock Plan	25,850	--	7,192
2007 Stock Compensation and Incentive Plan	247,705	10.00	4,959

Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	390,240	$9.71	29,843

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Relationship with Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)        The consolidated balance sheets of Osage Bancshares, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008, together with the related notes and the report of BKD, LLP, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

(2)       Schedules omitted as they are not applicable.

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1 †	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2 †	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3 †	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4 †	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****
10.5 †	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6 †	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7 †	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8 †	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9 †	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10 †	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******
10.12 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******

10.14 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
13	Annual Report to Shareholders for the fiscal year ended June 30, 2008
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.
Date: September 26, 2008	/s/Mark S. White
By:	Mark S. White President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Mark S. White	Date: September 26, 2008
Mark S. White President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Milton V. Labadie	Date: September 26, 2008
Milton V. Labadie Chairman of the Board and Director
/s/ Sue Allen Smith	Date: September 26, 2008
Sue Allen Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Mark A. Formby	Date: September 26, 2008
Mark A. Formby Director
/s/ Martha M. Hayes	Date: September 26, 2008
Martha M. Hayes Director
/s/ Harvey Payne	Date: September 26, 2008
Harvey Payne Director
/s/ Gary D. Strahan	Date: September 26, 2008
Gary D. Strahan Director
/s/ Richard J. Trolinger	Date: September 26, 2008
Richard J. Trolinger Executive Vice President, Chief Lending Officer and Director