Form 10-Q
period 2008-09-30
OSAGE BANCSHARES, INC.
filed 2008-11-14
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-33224

OSAGE BANCSHARES, INC.
(Exact name of Registrant as specified in its Charter)

Maryland	32-0181888
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

239 East Main Street, Pawhuska, Oklahoma 74056
(Address of principal executive offices) (Zip Code)

(918) 287-2919
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008 there were 2,783,645 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

ITEM 1.          FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

Assets
	September 30, 2008	June 30, 2008
	(unaudited)
Cash and due from banks	$2,577,776	$2,027,328
Interest bearing deposits with banks	718,302	466,055
Federal funds sold	1,119,000	5,297,000
Cash and cash equivalents	4,415,078	7,790,383

Available-for-sale securities	18,207,715	19,439,486
Held-to-maturity securities	13,512,183	14,642,340
Loans, net of allowance for loan losses of $431,053 and $430,356 at September 30, 2008 and June 30, 2008, respectively	108,316,250	105,977,860
Loans held for sale	584,405	455,400
Premises and equipment	1,974,228	1,957,457
Foreclosed assets held for sale, net	63,253	63,444
Interest receivable	727,112	691,128
Federal Home Loan Bank stock, at cost	1,897,600	1,883,100
Deferred income taxes	290,408	262,351
Bank owned life insurance	2,267,649	2,243,926
Goodwill	913,704	913,704
Core deposit intangibles	269,540	283,017
Other	274,681	169,064

Total assets	$153,713,806	$156,772,660

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$101,696,885	$102,355,155
Federal Home Loan Bank advances	21,068,000	21,300,000
Advances from borrowers held in escrow	1,057,015	817,327
Accrued interest and other liabilities	946,724	1,132,501
Total liabilities	124,768,624	125,604,983

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (65,497 shares at September 30, 2008 and June 30, 2008, respectively)	554,634	554,634
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 3,114,577 and 3,236,145 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively, net of 288,000 allocated and unallocated ESOP shares)	28,266	29,481
Additional paid-in capital	26,928,109	26,850,729
Retained earnings	1,486,554	3,795,873
Accumulated other comprehensive loss	(52,381)	(63,040)

Total stockholders’ equity	28,390,548	30,613,043

Total liabilities and stockholders’ equity	$153,713,806	$156,772,660

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Interest Income
Loans	$1,799,419	$1,525,402
Available-for-sale securities	214,073	208,396
Held-to-maturity securities	160,193	75,052
Deposits with other financial institutions	18,847	59,926
Other	14,571	23,329
Total interest income	2,207,103	1,892,105

Interest Expense
Deposits	724,457	617,642
Advances from Federal Home Loan Bank	218,296	158,350
Total interest expense	942,753	775,992

Net Interest Income	1,264,350	1,116,113
Provision for loan losses	—	—
Net interest income after provision for loan losses	1,264,350	1,116,113

Noninterest Income
Service charges on deposit accounts	105,731	88,953
Other service charges and fees	20,016	18,321
Gain on sale of mortgage loans	18,062	12,574
Net loan servicing fees	19,747	15,417
Other income	44,904	40,943
Total noninterest income	208,460	176,208

Noninterest Expense
Salaries and employee benefits	605,010	463,891
Net occupancy expense	122,151	78,346
Deposit insurance premium	13,358	2,562
Other operating expenses	323,383	262,170
Impairment charge on investment securities	1,081,621	—
Total noninterest expense	2,145,523	806,969

Income (Loss) Before Income Taxes	(672,713)	485,352

Provision for Income Taxes	145,150	177,588

Net Income (Loss)	$(817,863)	$307,764

Basic Earnings (Loss) Per Share	$(0.29)	$0.09

Diluted Earnings (Loss) Per Share	$(0.29)	$0.09

Cash Dividends Paid Per Share	$0.085	$0.08

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Operating Activities
Net income (loss)	$(817,863)	$307,764
Items not requiring (providing) cash
Depreciation	49,324	32,681
Provision (credit) for loan losses and foreclosed asset losses	—	(10,000)
Amortization of securities, market value adjustment, and originated mortgage servicing rights	4,207	55,022
Restricted stock plan and option expense	77,381	34,339
Deferred income taxes	(34,589)	(19,064)
Other than temporary impairment on available-for-sale securities	1,081,621	—
Gain on sale of mortgage loans	(18,062)	(12,573)
Gain on sale of foreclosed assets held for sale	(433)	(473)
Dividends on available-for-sale mutual funds	(128,647)	(169,831)
Stock dividends on Federal Home Loan Bank stock	(14,500)	(23,200)
Increase in cash surrender value of bank owned life insurance	(23,722)	(19,521)
Originations of loans held for delivery against commitments	(1,609,780)	(2,161,245)
Proceeds from nonrecourse sale of loans held for delivery against commitments	1,490,012	1,682,572
Changes in
Interest receivable	(35,984)	(30,749)
Other assets	(82,695)	(36,401)
Accrued interest and other liabilities	(253,994)	101,692

Net cash used in operating activities	(317,724)	(268,987)

Investing Activities
Net change in loans	(2,363,812)	(2,644,297)
Purchases of premises and equipment	(68,020)	(166,041)
Proceeds from sale of foreclosed assets	18,295	7,068
Proceeds from maturities and paydowns of held-to-maturity securities	1,124,346	270,432
Proceeds from maturities and paydowns of available-for-sale securities	292,886	480,995

Net cash used in investing activities	(996,305)	(2,051,843)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Financing Activities
Net increase/(decrease) in demand, money market, NOW and savings deposits	$(788,419)	$458,558
Net increase in certificates of deposit	143,910	7,712,307
Net decrease in Federal Home Loan Bank short-term borrowings	(232,000)	—
Proceeds from Federal Home Loan Bank advances	2,000,000	2,000,000
Repayments of Federal Home Loan Bank advances	(2,000,000)	—
Shares repurchased under stock buyback plans	(1,165,004)	—
Net increase in advances from borrowers held in escrow	239,688	344,381
Payment of dividends (net of restricted stock dividends)	(259,451)	(284,525)

Net cash provided by (used in) financing activities	(2,061,276)	10,230,721

Increase (Decrease) in Cash and Cash Equivalents	(3,375,305)	7,909,891

Cash and Cash Equivalents, Beginning of Period	7,790,383	4,969,820

Cash and Cash Equivalents, End of Period	$4,415,078	$12,879,711

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$37,160	$17,569

Interest paid	$926,970	$743,048

Income taxes paid	$160,000	$213,000

Mutual fund dividends reinvested	$128,647	$169,831

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. These adjustments are all of a normal recurring nature except for the other-than-temporary impairment on securities discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The balance sheet of the Company as of June 30, 2008 has been derived from the audited balance sheet of the Company as of that date. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 is effective for the Company beginning July 1, 2008. The adoption of the interpretation has not had a material impact to the Company’s results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity’s overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the Statement. Statement No. 161 is effective for the Company beginning November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. SFAS No. 141 (revised) applies to business combinations occurring in fiscal years beginning after December 15, 2008.

3.	EARNINGS PER SHARE

Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc.

The Company continued to buy shares under its third announced buyback plan during the quarter ended September 30, 2008 totaling 121,568 shares. The effect of these buybacks is reflected both in the common and common diluted shares outstanding for the three months ended September 30, 2008 below.

EPS were computed as follows for the three months ended September 30:

	Three Months Ended September 30,
	2008	2007

Net income (loss)	$(817,863)	$307,764

Average common shares outstanding	2,832,993	3,321,240
Average common diluted shares outstanding	2,832,993	3,328,305

Basic earnings (loss) per share	$(0.29)	$0.09
Fully diluted earnings (loss) per share	$(0.29)	$0.09

For the three months ended September 30, 2008, the effects of 325,936 stock options and 96,622 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive. For the three months ended September 30, 2007, the effects of 38,778 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,
	2008	2007

Net Income (Loss)	$(817,863)	$307,764

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(1,070,962)	(1,790)
Less reclassification adjustment for losses included in net income	1,081,621	—
	10,659	(1,790	_

Comprehensive Income (Loss)	$(807,204)	$305,974

5.	CASH DIVIDENDS PAID PER SHARE

For the three months ended September 30, 2008, cash dividends paid per share represent the cash dividends paid on 3,159,105 shares of Osage Bancshares, Inc. stock. The Company acquired 77,040 shares purchased in the open market early in the quarter on which dividends were not paid. For the three months ended September 30, 2007,cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. Dividends that will be paid in the second quarter of fiscal 2009 will be further reduced to reflect the repurchase of 319,528 shares under the two previously announced buyback plans that were completed during the year ended June 30, 2008, the completion of the third buyback plan previously announced, and the partial completion of the recently announced 10% buyback plan.

6.	FAIR VALUE MEASUREMENT

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 has been applied prospectively as of the beginning of this fiscal year. The adoption of SFAS 157 did not have an impact on our financial statements except for the expanded disclosures noted below.

The following definitions describe the fair value hierarchy of levels of inputs used in the Fair Value Measurements.

•

Quoted prices in active markets for identical assets or liabilities (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

•

Significant unobservable inputs (Level 3): Inputs that reflect assumptions of a source independent of the reporting entity or the reporting entity’s own assumptions that are supported by little or no market activity or observable inputs.

Financial instruments are broken down as follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or nonrecurring basis at September 30, 2008:

Securities Available for Sale. Investment securities available for sale are recorded at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels, and market consensus prepayment speeds, among other things.

	Fair value measurement at September 30, 2008 using

	Fair value	Level 1	Level 2	Level 3
	September 30, 2008	Inputs	Inputs	Inputs
Available for sale securities
Collateralized mortgage obligations	$662,377	--	$662,377	--
Mortgage-backed securities	6,172,679	--	6,172,679	--
Equity securities	11,372,659	--	11,372,659
Total available for sale securities	$18,207,715	--	$18,207,715	--

Loans. The Company does not record loans at fair value on a recurring basis. However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. Mortgage loans held for sale with a carrying value and fair value of $584,405 are included in the financial statements at September 30, 2008.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis. The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value and fair value of $43,000 are included in the financial statements at September 30, 2008.

7.	CHANGE IN ACCOUNTING PRINCIPLE

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The EITF reached a consensus that bank owned life insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and the related liability. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. This issue is effective for fiscal years beginning after December 15, 2007. The effects of this guidance have been applied as a change in accounting principle through a cumulative effect adjustment to retained earnings of $68,217 as of July 1, 2008.

8.	SUBSEQUENT EVENTS

As discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company recorded an other-than-temporary impairment charge on its equity investment in the Shay Ultra-Short Mortgage Fund during the quarter ended September 30, 2008. The Fund had a fair value of $11,372,659 as of September 30, 2008. As of November 4, 2008, the value has further declined, and the fair value, based on shares the Company owns as of October 31, 2008, is $10.9 million, a 4.3% decrease from September 30, 2008. It is anticipated that the Company may record another other-than-temporary impairment charge during the second quarter of its fiscal year. Based on the data available as of November 4, 2008, this charge would be $486,000 on a pre-tax and after-tax basis. It is anticipated that the

Company would not be able to derive a tax benefit from this impairment, just as it did not for the quarter ended September 30, 2008.

On October 23, 2008, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable November 17, 2008 to stockholders of record as of the close of business on November 3, 2008.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%. Due to our strong capital position and sufficient lending capacity, the Company has decided not to participate in the TARP Capital Purchase Plan.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2008, management also had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses and other-than-temporary impairments are largely due to general market concerns, and significant uncertainty and illiquidity in the markets for these types of securities. The Company believes it is possible that all principal and interest payments will be received. However, in light of the continuing decline in the fair value of the Shay Ultra-Short Mortgage Fund, which represents a significant portion of the Company’s available-for-sale securities, the Company recognized an other-than temporary impairment, totaling $1.1 million (pre-tax and after-tax) through a charge to the income statement.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at September 30, 2008 are considered to be immaterial.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Our total assets decreased by $3.1 million to $153.7 million at September 30, 2008 from $156.8 million at June 30, 2008, reflecting paydowns in both available-for-sale and held-to-maturity securities and a reduction in federal funds sold, partially offset by growth in loans. Loans receivable, net grew $2.3 million or 2.2% in the same time period. Loans receivable, net increased to $108.3 million at September 30, 2008 from $106.0 million at June 30, 2008. This increase in loans receivable, net primarily resulted from a $2.0 million, or 2.9%, increase in one-to-four family loans. Construction loans increased $820,000, and nonresidential loans decreased $421,000. Loans held for sale were $584,000 at September 30, 2008, compared to $455,000 at June 30, 2008. Cash and cash equivalents decreased $3.4 million, from $7.8 million at June 30, 2008 to $4.4 million at September 30, 2008. This decrease was a result of a decrease in federal funds sold of $4.2 million. The federal funds sold position was impacted by an increase in lending, mentioned above, and the settlement of $1.5 million for stock buybacks. Total securities decreased to $31.7 million at September 30, 2008 from $34.1 million at June 30, 2008, as a result of $1.4 million of normal paydowns, and a $1.1 million other-than-temporary impairment charge.

Our total liabilities decreased $836,000, or .7% mainly due to a decrease in deposits. Total deposits were $101.7 million at September 30, 2008, a $658,000, or .6% decrease from $102.4 million at June 30, 2008. Transaction accounts decreased $1.2 million, from $20.9 million at June 30, 2008 to $19.7 million at September 30, 2008. $762,000 of this decrease was related to the Bank’s internal accounts through which various disbursements are made. Advances were $21.1 million at September 30, 2008, and decreased $232,000, or 1.1%, from $21.3 million at June 30, 2008. The decrease is due to the change in the line of credit balance, which is reduced as we receive normal paydowns on certain available-for-sale securities.

Stockholders’ equity decreased $2.2 million to $28.4 million at September 30, 2008 from $30.6 million at June 30, 2008. This decrease in stockholders’ equity was primarily due to the buyback of 121,568 shares of common stock as announced in the two stock repurchase programs. In accordance with the Maryland General Corporation Law, the repurchased shares are treated as authorized but unissued. The total effect of these buybacks was a reduction in stockholders’ equity of $1.2 million. The net loss for the quarter decreased equity by $818,000, and amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $22,000 and $56,000, respectively. The Company paid regular cash dividends of $259,000 (net of restricted stock dividends of $9,000), in the period ending September 30, 2008. In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the FASB’s Emerging Issue Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company adopted EITF 06-4 on July 1, 2008, which resulted in a $68,000 decrease to retained earnings. Accumulated other comprehensive loss decreased by $11,000 from $63,000 at June 30, 2008 to $52,000 at September 30, 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. Net loss for the three months ended September 30, 2008 was $(818,000) ($(0.29) per diluted share), a $1.1 million decrease compared to net income of $308,000 ($0.09 per diluted share) for the three months ended September 30, 2007. Excluding the $1.1 million pre-tax and after-tax other-than-temporary impairment charge on the Shay Ultra-Short Mortgage Fund, net income would have been $264,000 ($.09 per diluted share). The decrease in net income, excluding the impairment charge, resulted mainly from an increase in noninterest expense, partially offset by increases in net interest income and noninterest income, and a decrease in the provision for income taxes.

Interest Income. Total interest income increased by $315,000, or 16.6%, to $2.2 million for the three months ended September 30, 2008 from $1.9 million for the same period in 2007 primarily due to an increase in the average balance of earning assets. The average balance of total interest-earning assets for the three months ended September 30, 2008 was $148.5 million, an increase of $27.4 million from the average balance of $121.1 million for the three months ended September 30, 2007. The yield on earning assets for the period decreased, and was 5.90% compared to a yield of 6.20% in the same period in 2007.

The primary factor for the increase in interest income was a $274,000, or 18.0% increase in interest from loans. Average loans increased $17.8 million, or 19.7%, from $90.3 million in 2007 to $108.1 million in 2008. There was a 10 basis point decrease in the average yield on loans to 6.60% for the 2008 period from 6.70% in the 2007 period, reflecting general rate declines. The prime lending rate dropped by 275 basis points from September 30, 2007 to September 30, 2008. However, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently. This rate dropped by 229 basis points in the same time period.

Our average investment portfolio and cash investments totaled $38.5 million for the three months ended September 30, 2008, a $2.7 million increase from the same period in 2007. This increase reflects the acquisition of Barnsdall State Bank (Barnsdall) and purchases of available-for-sale securities in the fourth quarter of 2008, which were funded by Federal Home Loan advances. These increases were partially offset by a reduction in short-term investments to fund loan growth. The yield on these investments decreased to 4.05% compared to 4.70% in 2007. This yield decrease is primarily due to the 275 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $943,000 for the three months ended September 30, 2008, an increase of $167,000 over the three months ended September 30, 2008. Average interest-bearing liabilities were $115.5 million for the period, an increase of $32.5 million, or 39.1% from the same period last year. During the same periods, the average cost of interest-bearing liabilities decreased 52 basis points to 3.19%, compared to 3.71% in the same period last year.

Interest on deposits increased $107,000 over the same period last year. Average interest-bearing deposits were up $19.8 million between the two quarters, with certificates of deposit accounting for a $18.2 million increase. For the same time periods, passbook savings balances, money market savings, and transaction accounts increased $2.2 million, $349,000, and $4.6 million, respectively. Much of this growth is attributable to the Barnsdall acquisition. Barnsdall had $10.5 million in total deposits at March 31, 2008, immediately prior to the acquisition date. Average rates on certificates decreased 70 basis points, to 3.68%, during the current period, compared to 4.38% for the same period last year.

Interest expense on advances from the Federal Home Loan Bank of Topeka increased $60,000 from the prior year, reflecting a $7.1 million increase in average balances, partially offset by a 38 basis point decrease in average rates.

Net Interest Income. Net interest income increased by $148,000 or 13.3%, to $1.3 million for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007. The net interest rate spread was 2.70% for the current period, compared to 2.49% in the same period last year. The net interest margin decreased to 3.41% from 3.66% for the same periods.

Provision for Loan Losses. No provision for loan losses was recorded in the quarters ended September 30, 2008 or 2007, and there were $1,000 of net recoveries in the current quarter, compared to $3,000 of net charge-offs in the same period last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $431,000 at September 30, 2008 and $399,000 at September 30, 2007, and as a percentage of total loans outstanding was 0.40% and 0.43% at September 30, 2008 and 2007, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding. Our nonaccrual loans were $43,000 and $9,000 at September 30, 2008 and 2007, respectively. The ratios of these loans to total loans as of those dates were .04% and .01%, respectively.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $208,000 for the three months ended September 30, 2008 from $176,000 for the three months ended September 30, 2007. Service charges on deposit accounts increased $17,000 between the periods, reflecting fee income from the Barnsdall branch. Gains on sales of loans increased $5,000 due to better spreads on rates, and mortgage loan servicing fees increased $4,000, reflecting higher dollar amounts of loans serviced.

Noninterest Expense. Noninterest expense was $2,146,000 for the three months ended September 30, 2008. Excluding the other-than-temporary impairment charge, noninterest expense was $1.1 million, increasing $257,000 from $807,000 for the three months ended September 30, 2007. Salaries and benefits increased $141,000, or 30.4%, due to the acquisition of Barnsdall, other additions to staff, and normal salary increases. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $48,000. Other benefits increased $22,000, including educational costs and temporary agency fees. Occupancy expense increased $44,000 as a result of a remodeling of the Bartlesville location and the acquisition of Barnsdall. Deposit insurance premiums increased $11,000, reflecting higher deposit balances and a reduced credit amount available for use against the premium assessment. The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed

15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company is still evaluating whether or not to participate in this program.

Other operating expenses increased by $61,000. Data processing increased $12,000 because of technology upgrades and the addition of Barnsdall. Item processing costs and other charges from correspondent banks increased $10,000 due to higher volumes and some price increases. In 2007, the Company reversed a $10,000 provision originally made in the prior quarter for a repossessed property because of improvements made by the lessee.

Provision for Income Taxes. The provision for income taxes decreased $32,000, or 18.3%, reflecting a decrease in taxable income. Excluding the other-than-temporary impairment charge, the effective tax rate was 35% for the three months ended September 30, 2008, and 37% for the three months ended September 30, 2007. The decrease in the effective tax rate reflects a higher proportion of nontaxable income in the current year.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2008, the total approved loan origination commitments outstanding amounted to $8.8 million. At the same date, construction loans in process were $4.8 million. We also had $956,000 of unfunded commitments on lines of credit on that date, and $61,000 in standby letters of credit. We had $815,000 of commitments to sell loans to Freddie

Mac. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $46.0 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2008, our total collateralized borrowing limit was $60.3 million of which we had $21.1 million outstanding, giving us the ability at September 30, 2008 to borrow an additional $39.2 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes. Beginning December 1, 2008, we will become party to a letter of credit with the FHLB in the amount of $15.0 million. This letter of credit will be used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available. In turn, it will reduce the amount we may borrow from the FHLB by the same amount.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2008	77,040	$9.55	94,540	65,460
August 1 through 31, 2008	23,500	9.77	118,040	41,960
September 1 through 30, 2008	21,028	9.48	139,068	20,932
Total	121,568	$9.58	351,648	20,932

__________

(1)

On March 26, 2008, the Registrant announced that its Board of Directors had approved a stock repurchase program for up to 5% of outstanding shares (approximately 160,000 shares). On October 23, 2008, the Registrant announced that its Board of Directors had approved an additional stock repurchase program for up to 10% of its outstanding shares (approximately 310,000 shares). The new repurchase program will commence immediately upon completion of the 5% stock repurchase program announced on March 26, 2008, in which 20,932 shares remain available to be repurchased as of October 23, 2008. Numbers for the new repurchase program are not reflected above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSAGE BANCSHARES, INC.

Date: November 14, 2008	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: November 14, 2008	/s/ Sue Allen Smith
Sue Allen Smith, Vice President
(Principal Financial Officer)