Form 10-Q
period 2008-12-31
OSAGE BANCSHARES, INC.
filed 2009-02-17
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008
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

As of January 31, 2009 there were 2,829,777 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

ITEM 1.          FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

ASSETS
	December 31, 2008	June 30, 2008
	(unaudited)
Cash and due from banks	$1,985,308	$2,027,328
Interest bearing deposits with banks	1,534,446	466,055
Federal funds sold	4,677,000	5,297,000
Cash and cash equivalents	8,196,754	7,790,383

Available-for-sale securities	17,052,747	19,439,486
Held-to-maturity securities (fair value $12,906,389 at December 31, 2008 and $14,089,294 at June 30, 2008)	13,188,127	14,642,340
Loans, net of allowance for loan losses of $450,210 and $430,356 at December 31, 2008 and June 30, 2008, respectively	108,983,400	105,977,860
Loans held for sale	—	455,400
Premises and equipment	1,943,446	1,957,457
Foreclosed assets held for sale, net	76,947	63,444
Interest receivable	693,129	691,128
Federal Home Loan Bank stock, at cost	1,904,900	1,883,100
Deferred income taxes	213,492	262,351
Bank owned life insurance	2,288,634	2,243,926
Goodwill	913,704	913,704
Core deposit intangibles	259,172	283,017
Other	376,244	169,064

Total assets	$156,090,696	$156,772,660

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits	$105,883,094	$102,355,155
Federal Home Loan Bank advances	22,878,000	21,300,000
Advances from borrowers held in escrow	461,545	817,327
Accrued interest and other liabilities	760,779	1,132,501
Total liabilities	129,983,418	125,604,983

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (90,055 and 65,497 shares at December 31, 2008 and June 30, 2008, respectively)	784,002	554,634
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 2,839,077 and 3,236,145 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively, net of 288,000 allocated and unallocated ESOP shares)	25,511	29,481
Additional paid-in capital	27,001,113	26,850,729
Retained earnings (deficit)	(1,713,897)	3,795,873
Accumulated other comprehensive gain (loss)	10,549	(63,040)

Total stockholders’ equity	25,323,276	30,613,043

Total liabilities and stockholders’ equity	$156,090,696	$156,772,660

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Interest Income
Loans	$1,785,418	$1,580,942	$3,584,837	$3,106,344
Available-for-sale securities	213,968	200,604	428,041	409,000
Held-to-maturity securities	152,246	72,061	312,439	147,113
Deposits with other financial institutions	9,111	134,536	27,958	194,462
Other	7,362	21,447	21,933	44,776
Total interest income	2,168,105	2,009,590	4,375,208	3,901,695

Interest Expense
Deposits	718,914	739,954	1,443,371	1,357,596
Advances from Federal Home Loan Bank	226,400	164,583	444,696	322,933
Total interest expense	945,314	904,537	1,888,067	1,680,529

Net Interest Income	1,222,791	1,105,053	2,487,141	2,221,166
Provision for loan losses	25,000	—	25,000	—
Net interest income after provision for loan losses	1,197,791	1,105,053	2,462,141	2,221,166

Noninterest Income
Service charges on deposit accounts	100,873	97,163	206,604	186,116
Other service charges and fees	18,825	16,742	38,841	35,063
Gain on sale of mortgage loans	25,665	18,326	43,727	30,900
Net loan servicing fees	21,645	16,951	41,392	32,368
Other income	44,642	43,127	89,546	84,070
Total noninterest income	211,650	192,309	420,110	368,517

Noninterest Expense
Salaries and employee benefits	612,403	476,149	1,217,413	940,040
Net occupancy expense	106,065	73,357	228,216	151,703
Deposit insurance premium	13,500	2,451	26,858	5,013
Other operating expenses	314,895	286,460	638,278	548,630
Impairment charge on investment securities	1,165,481	——	2,247,102	——
Total noninterest expense	2,212,344	838,417	4,357,867	1,645,386

Income (Loss) Before Income Taxes	(802,903)	458,945	(1,475,616)	944,297

Provision for Income Taxes	112,167	165,064	257,317	342,652

Net Income (Loss)	$(915,070)	$293,881	$(1,732,933)	$601,645

Basic Earnings (Loss) Per Share	$(0.35)	$0.09	$(0.64)	$0.18

Diluted Earnings (Loss) Per Share	$(0.35)	$0.09	$(0.64)	$0.18

Cash Dividends Paid Per Share	$0.085	$0.085	$0.17	$0.17

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2008	2007
	(unaudited)
Operating Activities
Net income (loss)	$(1,732,933)	$601,645
Items not requiring (providing) cash
Depreciation	99,664	65,398
Provision (credit) for loan losses and foreclosed asset losses	25,000	(10,000)
Amortization of securities, market value adjustment, and originated mortgage servicing rights	62,836	20,663
Restricted stock plan and option expense	154,762	83,024
Deferred income taxes	3,758	27,920
Other than temporary impairment on available-for-sale securities	2,247,102	—
Gain on sale of mortgage loans	(43,727)	(30,900)
Gain (loss) on sale of foreclosed assets held for sale	(1,679)	740
Dividends on available-for-sale mutual funds	(260,869)	(335,354)
Stock dividends on Federal Home Loan Bank stock	(21,800)	(44,500)
Increase in cash surrender value of bank owned life insurance	(44,708)	(39,042)
Originations of loans held for delivery against commitments	(3,098,730)	(3,536,445)
Proceeds from nonrecourse sale of loans held for delivery against commitments	3,576,353	3,548,796
Amortization of employee stock ownership plan shares	229,368	213,405
Changes in:
Interest receivable	(2,001)	(44,337)
Other assets	(42,509)	18,189
Income taxes refundable	(133,458)	(112,071)
Accrued interest and other liabilities	(439,939)	2,014

Net cash provided by operating activities	576,490	429,145

Investing Activities
Net change in loans	(3,117,014)	(6,779,070)
Purchases of premises and equipment	(89,502)	(179,042)
Proceeds from sale of foreclosed assets	31,686	27,701
Proceeds from maturities and paydowns of held-to-maturity securities	1,444,015	519,318
Proceeds from maturities and paydowns of available-for-sale securities	513,746	818,768

Net cash used in investing activities	(1,217,069)	(5,592,325)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	December 31,
	2008	2007
	(unaudited)
Financing Activities
Net increase/(decrease) in demand, money market, NOW and savings deposits	$(1,808,052)	$398,989
Net increase in certificates of deposit	5,349,752	12,690,160
Net decrease in Federal Home Loan Bank short-term borrowings	(422,000)	—
Proceeds from Federal Home Loan Bank advances	4,000,000	1,000,000
Repayments of Federal Home Loan Bank advances	(2,000,000)	—
Shares repurchased under stock buyback plans	(3,220,234)	—
Net decrease in advances from borrowers held in escrow	(355,782)	(306,069)
Payment of dividends (net of restricted stock dividends)	(492,355)	(586,824)
Tax benefits of employee benefit plans	10,615	20,125
Shares purchased and withheld for restricted stock plans	(14,994)	(46,605)

Net cash provided by financing activities	1,046,950	13,169,776

Increase in Cash and Cash Equivalents	406,371	8,006,596

Cash and Cash Equivalents, Beginning of Period	7,790,383	4,969,820

Cash and Cash Equivalents, End of Period	$8,196,754	$12,976,416

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$69,046	$25,884

Interest paid	$1,880,721	$1,659,710

Income taxes paid	$375,000	$491,500

Mutual fund dividends reinvested	$260,869	$335,354

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. These adjustments are all of a normal recurring nature except for the other-than-temporary impairment on securities discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated balance sheet of the Company as of June 30, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. The consolidated statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. This Statement provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Statement No. 159 is effective for the Company beginning July 1, 2008. The adoption of the Statement has not had a material impact to the Company’s results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The FASB issued this Statement to address concerns that the existing disclosure requirements for derivative instruments and related hedged items do not provide adequate information on the effect that derivative activities have on an entity’s overall consolidated financial condition or results of operations. Specific disclosure requirements are outlined in the Statement. Statement No. 161 is effective for the Company beginning November 15, 2008. The adoption of this Statement has not had a material impact to the Company’s results of operations or financial condition.

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

The Company continued to buy shares under its third announced buyback plan during the quarter ended December 31, 2008 totaling 275,500 shares. The effect of these buybacks is reflected both in the common and common diluted shares outstanding for the three and six months ended December 31, 2008 below.

EPS were computed as follows for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net Income (Loss)	$(915,070)	$293,881	$(1,732,933)	$601,645

Average common shares outstanding	2,606,784	3,327,755	2,719,737	3,324,497
Average common diluted shares outstanding	2,606,784	3,336,678	2,719,737	3,331,718

Basic earnings (loss) per share	$(0.35)	$0.09	$(0.64)	$0.18
Fully diluted earnings (loss) per share	$(0.35)	$0.09	$(0.64)	$0.18

For the three months and six months ended December 31, 2008, the effects of 329,004 and 325,936 stock options, respectively, and 69,749 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive. For the three and six months ended December 31, 2007, the effects of 177,000 stock options and 96,622 restricted stock shares, respectively, have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.   OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)

Net Income (Loss)	$(915,070)	$293,881	$(1,732,933)	$601,645

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(1,102,551)	10,279	(2,173,513)	8,489
Less reclasification adjustment for losses included in net income	1,165,481	——	2,247,102	——
	62,390	10,279	73,589	8,489

Comprehensive Income (Loss)	$(852,680)	$304,160	$(1,659,344)	$610,134

5.	CASH DIVIDENDS PAID PER SHARE

For the three months ended December 31, 2008 and September 30, 2008, cash dividends paid per share represent the cash dividends paid on 2,839,577 and 3,159,105 shares, respectively, of Osage Bancshares, Inc. stock. The Company acquired 77,040 shares purchased in the open market early in the first quarter on which dividends were not paid. The Company acquired an additional 319,528 shares purchased in the open market in the first quarter and early in the second quarter on which dividends were not paid. For the three months and six months ended December 31, 2007,cash dividends paid per share represent the cash dividends paid on 3,603,590 shares of Osage Bancshares, Inc. stock. Dividends that will be paid in the third quarter of fiscal 2009 will be further reduced to reflect the repurchase of 9,100 shares under the partially completed 10% buyback plan.

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or nonrecurring basis at December 31, 2008:

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

	Fair value measurement at December 31, 2008 using
	Fair value	Level 1	Level 2	Level 3
	December 31, 2008	Inputs	Inputs	Inputs
Available for sale securities
Collateralized mortgage obligations	$597,720	—	$597,720	—
Mortgage-backed securities	6,115,627	—	6,115,627	—
Equity securities	10,339,400	—	10,339,400
Total available for sale securities	$17,052,747	—	$17,052,747	—

Loans. The Company does not record loans at fair value on a recurring basis. However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. There were no mortgage loans held for sale at December 31, 2008.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis. The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value and fair value of $308,000 are included in the financial statements at December 31, 2008.

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

On January 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable February 24, 2009 to stockholders of record as of the close of business on February 9, 2009.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company anticipates fair value will have fully recovered.. Furthermore, as of December 31, 2008, management also had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses and other-than-temporary impairments are largely due to general market concerns, and significant uncertainty and illiquidity in the markets for these types of securities. The Company believes it is possible that substantially all of the principal and interest payments will be received. However, in light of the decline in the fair value of the AMF Ultra-Short Mortgage Fund, which represents a significant portion of the Company’s available-for-sale securities, the Company recognized an other-than temporary impairment, totaling $1.2 million and $2.2 million (pre-tax and after-tax), respectively, for the three months and six months ended December 31, 2008 through a charge to the income statement.

With the acquisition of Barnsdall State Bank on April 1, 2008, the Company recognized goodwill in the amount of $914,000. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Goodwill is to be tested for impairment annually, or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company is in the process of establishing an annual testing date. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. The Company will perform its impairment tests utilizing the two steps as outlined in SFAS 142. If the carrying amount of a reporting unit (the Company, in our case) exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill. The Company’s market value, based on a share price of $7.26 at December 31, 2008 on 2,839,077 outstanding shares, was $20.6 million. This was below our December 31, 2008 book value of $25.3 million. We did an interim evaluation of goodwill impairment using comparable sales data for third and fourth quarter calendar 2008 transactions of banks, bank holding companies and thrifts across the United States. We adjusted our market price upward to reflect the average sales price of these financial institutions. Based on this interim evaluation, the Company passed Phase 1 testing of goodwill impairment, and as of December 31, 2008, there was no impairment of goodwill.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at December 31, 2008 are considered to be immaterial.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Our total assets decreased by $682,000 to $156.1 million at December 31, 2008 from $156.8 million at June 30, 2008, reflecting paydowns in both available-for-sale and held-to-maturity securities and a reduction in federal funds sold, partially offset by growth in loans. Loans receivable, net grew $3.0 million or 2.8% in the same time period. Loans receivable, net increased to $109.0 million at December 31, 2008 from $106.0 million at June 30, 2008. This increase in loans receivable, net primarily resulted from a $2.5 million, or 3.7%, increase in one-to-four family loans, while nonresidential loans decreased $541,000. There were no loans held for sale at December 31, 2008, compared to $455,000 at June 30, 2008. Cash and cash equivalents increased $406,000, from $7.8 million at June 30, 2008 to $8.2 million at December 31, 2008. This increase was a result of a $1.1 million increase in interest-bearing deposits with banks, partially offset by a decrease in federal funds sold of $620,000. The federal funds sold position was impacted by an increase in lending, mentioned above, and the settlement of $3.4 million for stock buybacks, more than offset by a $3.5 million in increase in deposits and a $1.6 million increase in advances. Total securities decreased to $30.2 million at December 31, 2008 from $34.1 million at June 30, 2008, as a result of $2.0 million of normal paydowns, and a $2.2 million other-than-temporary impairment charge.

Our total liabilities increased $4.4 million, or 3.5% mainly due to an increase in deposits and FHLB advances. Total deposits were $105.9 million at December 31, 2008, a $3.5 million, or 3.4% increase from $102.4 million at June 30, 2008. Transaction accounts decreased $2.1 million, from $20.9 million at June 30, 2008 to $18.8 million at December 31, 2008. $762,000 of this decrease was related to the Bank’s internal accounts through which various disbursements are made. Advances were $22.9 million at December 31, 2008, and increased $1.6 million, or 7.4%, from $21.3 million at June 30, 2008. The increase is due to new term advances, partially offset by a $422,000 decrease in our short-term line of credit.

Stockholders’ equity decreased $5.3 million to $25.3 million at December 31, 2008 from $30.6 million at June 30, 2008. This decrease in stockholders’ equity was primarily due to the buyback of 397,068 shares of common stock as announced in the two latest stock repurchase programs. In accordance with the Maryland General Corporation Law, the repurchased shares are treated as authorized but unissued. The total effect of these buybacks was a reduction in stockholders’ equity of $3.2 million. The net loss for the period ended December 31, 2008 decreased equity by $1.7 million, and amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $43,000 and $112,000, respectively. The Company paid regular cash dividends of $492,000 (net of restricted stock dividends of $18,000), in the period ending December 31, 2008. In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the FASB’s Emerging Issue Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company adopted EITF 06-4 on July 1, 2008, which resulted in a $68,000 decrease to retained earnings. Accumulated other comprehensive gain (loss) increased by $74,000 from a loss of $63,000 at June 30, 2008 to a gain of $11,000 at December 31, 2008, due to a slight improvement in market values of some of our available-for-sale mortgage-backed securities.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

General. Net loss for the three months ended December 31, 2008 was $(915,000) ($(0.35) per diluted share), a $1.2 million decrease compared to net income of $294,000 ($0.09 per diluted share) for the three months ended December 31, 2007. Excluding the $1.2 million pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund, net income would have been $250,000 ($0.10 per diluted share). The decrease in net income, excluding the impairment charge, resulted mainly from an increase in noninterest expense and provision for loan losses, partially offset by increases in net interest income and noninterest income, and a decrease in the provision for income taxes.

Interest Income. Total interest income increased by $159,000, or 7.9%, to $2.2 million for the three months ended December 31, 2008 from $2.0 million for the same period in 2007 primarily due to an increase in the average balance of earning assets. The average balance of total interest-earning assets for the three months ended December 31, 2008 was $148.9 million, an increase of $17.5 million from the average balance of $131.3 million for the three months ended December 31, 2007 due to increased loan balances and the acquisition of Barnsdall State Bank (Barnsdall). The yield on earning assets for the period decreased, and was 5.78% compared to a yield of 6.07% in the same period in 2007.

The primary factor for the increase in interest income was a $204,000, or 12.9% increase in interest from loans. Average loans increased $14.9 million, or 15.8%, from $94.2 million in 2007 to $109.1 million in 2008. There was a 17 basis point decrease in the average yield on loans to 6.49% for the 2008 period from 6.66% in the 2007 period, reflecting general rate declines. The prime lending rate dropped by 400 basis points from December 31, 2007 to December 31, 2008. However, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently. This rate dropped by 303 basis points in the same time period.

Our average investment portfolio and cash investments totaled $37.9 million for the three months ended December 31, 2008, a $2.6 million increase from the same period in 2007. This increase reflects the Barnsdall acquisition and purchases of available-for-sale securities in the fourth quarter of fiscal 2008, which were funded by Federal Home Loan Bank advances. These increases were partially offset by a reduction in short-term investments to fund loan growth. The yield on these investments decreased to 3.93% compared to 4.57% in 2007. This yield decrease is primarily due to the 400 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $945,000 for the three months ended December 31, 2008, an increase of $41,000 over the three months ended December 31, 2007. Average interest-bearing liabilities were $119.3 million for the period, an increase of $25.8 million, or 27.5% from the same period last year. This increase was due to the Barnsdall acquisition and higher certificates of deposit balances. During the same periods, the average cost of interest-bearing liabilities decreased 70 basis points to 3.14%, compared to 3.84% in the same period last year.

Interest on deposits increased $21,000 over the same period last year. Average interest-bearing deposits were up $18.0 million between the two quarters, with certificates of deposit accounting for an $11.1 million increase. For the same time periods, passbook savings balances, money market savings, and interest-bearing transaction accounts increased $2.5 million, $104,000, and $4.3 million, respectively. Much of this growth is attributable to the Barnsdall acquisition. Barnsdall had $10.5 million in total deposits at March 31, 2008, immediately prior to the acquisition date. Average rates on certificates decreased 91 basis points, to 3.54%, during the current period, compared to 4.45% for the same period last year.

Interest expense on advances from the Federal Home Loan Bank of Topeka increased $62,000 from the prior year, reflecting an $8.1 million increase in average balances, partially offset by a 56 basis point decrease in average rates.

Net Interest Income. Net interest income increased by $118,000 or 10.7%, to $1.2 million for the three months ended December 31, 2008 from $1.1 million for the three months ended December 31, 2007. The net interest rate spread was 2.64% for the current period, compared to 2.24% in the same period last year. The net interest margin decreased to 3.26% from 3.34% for the same periods.

Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended December 31, 2008. No provision was recorded in the quarter ended December 31, 2007. There were $5,000 of net charge-offs in the current quarter, compared to less than $1,000 of net recoveries in the same period last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $450,000 at December 31, 2008 and $399,000 at December 31, 2007, and as a percentage of total loans outstanding was 0.41% and 0.42% at December 31, 2008 and 2007, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding. Our nonaccrual loans were $308,000 and $9,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, nonaccrual loans included two real estate loans, each in excess of $100,000, which are in the process of foreclosure. We estimate the collateral value to be more than sufficient to satisfy the debt. The ratios of total nonaccrual loans to total loans as of those dates were .28% and .01%, respectively.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2008 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $212,000 for the three months ended December 31, 2008 from $192,000 for the three months ended December 31, 2007. Gains on sales of loans increased $7,000 due to better spreads on rates, and mortgage loan servicing fees increased $5,000, reflecting higher dollar amounts of loans serviced.

Noninterest Expense. Noninterest expense was $2.2 million for the three months ended December 31, 2008. Excluding the other-than-temporary impairment charge, noninterest expense was $1.10 million, increasing $208,000 from $838,000 for the three months ended December 31, 2007. Salaries and benefits increased $136,000, or 28.6%, due to the acquisition of Barnsdall, other additions to staff, and normal salary increases. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $34,000. Other benefits increased $14,000, including educational costs and temporary agency fees, and payroll taxes increased $14,000, mainly due to higher payroll and employment taxes paid on restricted stock awards. Occupancy expense increased $33,000 primarily as a result of remodeling of the Bartlesville location and the acquisition of Barnsdall. Deposit insurance premiums increased $11,000, reflecting higher deposit balances and a reduced credit amount available for use against the premium assessment. The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and proposed to set the rate between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company chose not to participate in this program.

Other operating expenses increased by $28,000. Data processing increased $13,000 because of technology upgrades and the addition of Barnsdall. Item processing costs and other charges from correspondent banks increased $9,000 due to higher volumes and some price increases. Directors’ fees increased $9,000 as a result of per meeting fee increases. SEC-related expenses decreased $17,000. The previous year quarter’s fees reflected the costs of establishing the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan and expenses for the Barnsdall acquisition, which were later capitalized.

Provision for Income Taxes. The provision for income taxes decreased $53,000, or 32.0%, reflecting a decrease in taxable income. Excluding the other-than-temporary impairment charge, the effective tax rate was 31% for the three months ended December 31, 2008, and 36% for the three months ended December 31, 2007. The decrease in the effective tax rate reflects a higher proportion of nontaxable income in the current year.

Comparison of Operating Results for the Six Months Ended December 31, 2008 and 2007

General. Net loss for the six months ended December 31, 2008 was $(1.7 million) ($(0.64) per diluted share), a $2.3 million decrease compared to net income of $602,000 ($0.18 per diluted share) for the six months ended December 31, 2007. Excluding the $2.2 million pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund, net income would have been $514,000 ($0.19 per diluted share). The decrease in net income, excluding the impairment charge, resulted mainly from an increase in noninterest expense and provision for loan losses, partially offset by increases in net interest income and noninterest income, and a decrease in the provision for income taxes.

Interest Income. Total interest income increased by $474,000, or 12.1%, to $4.4 million for the six months ended December 31, 2008 from $3.9 million for the same period in 2007 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the six months ended December 31, 2008 was $148.7 million, an increase of $22.5 million from the average balance of $126.2 million for the six months ended December 31, 2007. The yield on earning assets for the period decreased 29 basis points, and was 5.84% compared to a yield of 6.13% in the same period in 2007.

The primary factor for the increase in interest income was a $478,000, or 15.4% increase in interest from loans. Average loans increased $16.4 million, or 17.7%, from $92.2 million in 2007 to $108.6 million in 2008. There was a 13 basis point decrease in the average yield on loans to 6.55% for the 2008 period from 6.68% in the 2007 period, reflecting lower long-term interest rates, downward repricing of variable-rate loans, and a change in the mix of loans.

Our average investment portfolio and cash investments totaled $38.2 million for the six months ended December 31, 2008, a $6.0 million or 18.8% increase from the same period in 2007. The yield on these investments decreased to 3.99% compared to 4.63% in 2007. This yield decrease is attributable to much lower overnight rates, and decreases in average yields on the mutual fund investing in short-duration mortgages.

Interest Expense. Total interest expense increased $208,000 or 12.3%, to $1.9 million for the six months ended December 31, 2008 from $1.7 million for the six months ended December 31, 2007. The increase in interest expense resulted from a $29.1 million, or 33.0%, increase in the average balance of interest-bearing liabilities, to $117.4 million for the 2008 period compared to $88.3 million for the 2007 period. The average cost of interest-bearing liabilities decreased 61 basis points, to 3.17% in the current period from 3.78% in the same period of 2007. We had a change in the mix of our deposits, with average interest-bearing deposits up $21.7 million between the two periods. Certificates of deposit accounted for $14.7 million of this increase. For the same time periods, passbook savings account balances increased $2.3 million, and interest-bearing transaction account balances increased $4.5 million. Much of this growth is attributable to the Barnsdall acquisition. Barnsdall had $10.5 million in total deposits at March 31, 2008, immediately prior to the acquisition date. Average rates on certificates of deposit for the current period were 3.61%, decreasing 80 basis points from 4.41% during the same period last year. These rate decreases reflect general market conditions.

Interest expense on FHLB advances increased $122,000 for the six months ended December 31, 2008, or 37.7%, compared to the six months ended December 31, 2007, reflecting an increase in the average balance of advances to $21.8 million for the 2008 period from $14.2 million for the 2007 period, combined with a 47 basis point decrease in the average cost. We have increased advances over the period to fund loan growth and to maintain liquidity.

Net Interest Income. Net interest income increased by $266,000, or 12.0%, to $2.5 million for the six months ended December 31, 2008 from $2.2 million for the six months ended December 31, 2007. The net interest rate spread increased to 2.67% for the 2008 period from 2.36% for the 2007 period, while the net interest margin decreased to 3.34% from 3.49% for the same periods. The increase in spread reflects repricing of our maturing certificates of deposit and advances. The decrease in the net interest margin reflects lower levels of equity available for investment, and a decline in short-term investment rates.

Provision for Loan Losses. The provision for loan losses was $25,000 for the period ended December 31, 2008. No provision was recorded in the period ended December 31, 2007. There were $5,000 of net charge-offs in the current period, compared to $3,000 of net charge-offs in the same period last year. We have seen an increase in loan delinquencies from the prior year, and we increased the allowance for loan losses accordingly. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

Noninterest Income. Noninterest income increased to $420,000 for the six months ended December 31, 2008 from $369,000 for the six months ended December 31, 2007. Service charges on deposit accounts increased $20,000 between the periods, reflecting fee income from the Barnsdall branch. Gains on sales of mortgage loans were up $13,000 due to better spreads on rates, and mortgage loan servicing fees increased $9,000, reflecting higher dollar amounts of loans serviced.

Noninterest Expense. Noninterest expense was $4.4 million for the six months ended December 31, 2008. Excluding the other-than-temporary impairment charge, noninterest expense was $2.1 million, increasing $465,000 from $1.6 million for the six months ended December 31, 2007. Salaries and benefits increased $277,000, or 29.5%, due to the acquisition of Barnsdall, other additions to staff, and normal salary increases. Stock and stock option awards given under the recently approved Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $82,000. Other benefits increased $36,000, including educational costs and temporary agency fees, and payroll taxes increased $17,000, mainly due to higher payroll and employment taxes paid on restricted stock awards. Employee insurance costs increased $21,000 during the same period. Occupancy expense increased $77,000 mostly as a result of a branch renovation and the addition of the Barnsdall branch. Data processing increased $25,000 because of technology upgrades and the addition of Barnsdall. Deposit insurance premiums increased $22,000, reflecting higher deposit balances and a reduced credit amount available for use against the premium assessment. Item processing costs and other charges from correspondent banks increased $18,000 due to higher volumes and some price increases. SEC-related expenses decreased $17,000. The previous year’s fees reflected the costs of establishing the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan and expenses for the Barnsdall acquisition, which were later capitalized.

Provision for Income Taxes. The provision for income taxes decreased $85,000, or 24.9%, reflecting an increase in taxable income. Excluding the other-than-temporary impairment charge, the effective tax rate was 33% for the period ended December 31, 2008, and 36% for the period ended December 31, 2007. The decrease in the effective tax rate reflects a higher proportion of nontaxable income in the current year.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2008, the total approved loan origination commitments outstanding amounted to $5.2 million. At the same date, construction loans in process were $3.2 million. We also had $906,000 of unfunded commitments on lines of credit on that date, and $26,000 in standby letters of credit. We had $3.8 million of commitments to sell loans to

Freddie Mac. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $52.1 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2008, our total collateralized borrowing limit was $59.9 millionof which we had $22.9 million in FHLB advances outstanding. We are also party to letters of credit with the FHLB in the amount of $17.0 million. These letters of credit are used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available. In turn, they reduce the amount we may borrow from the FHLB by the same amount, giving us the ability at December 31, 2008 to borrow an additional $20.0 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2008	275,000	$7.46	414,068	55,932
November 1 through 30, 2008	--	--	254,068	55,932
December 1 through 31, 2008	500	7.46	254,568	55,432
Total	275,500	$7.46	254,568	55,432

__________

(1)

On March 26, 2008, the Registrant announced that its Board of Directors had approved a stock repurchase program for up to 5% of outstanding shares (approximately 160,000 shares). On October 23, 2008, the Registrant announced that its Board of Directors had approved an additional stock repurchase program for up to 10% of its outstanding shares (approximately 310,000 shares). The new repurchase program commenced immediately upon completion of the 5% stock repurchase program announced on March 26, 2008, in which 20,932 shares were purchased in the October 1-31, 2008 period. 46,832 remain available to be repurchased as of January 27, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 2008, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)	Election of Directors

Nominee	For	Withheld

Milton V. Labadie	2,168,881	55,703
Mark A. Formby	2,160,412	64,172

There were no abstentions or broker non-votes in the election of directors.

ITEM 6.	EXHIBITS

The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-Q:

Number	Description

3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****
10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******
10.12	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******
10.14	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSAGE BANCSHARES, INC.

Date: February 17, 2009	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: February 17, 2009		/s/ Sue Allen Smith
Sue Allen Smith, Vice President
	:	(Principal Financial Officer)