Form 10-Q
period 2009-03-31
OSAGE BANCSHARES, INC.
filed 2009-05-14
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2009 there were 2,783,645 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

ITEM 1.          FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2009	June 30, 2008
Assets	(unaudited)
Cash and due from banks	$1,886,206	$2,027,328
Interest bearing deposits with banks	6,059,086	466,055
Federal funds sold	7,870,000	5,297,000
Cash and cash equivalents	15,815,292	7,790,383

Available-for-sale securities	16,294,255	19,439,486
Held-to-maturity securities (fair value $12,595,743 at March 31, 2009 and $14,089,294 at June 30, 2008)	12,690,814	14,642,340
Loans, net of allowance for loan losses of $452,910 and $430,356 at March 31, 2009 and June 30, 2008, respectively	104,262,756	105,977,860
Loans held for sale	855,000	455,400
Premises and equipment	1,908,616	1,957,457
Foreclosed assets held for sale, net	74,427	63,444
Interest receivable	665,618	691,128
Federal Home Loan Bank stock, at cost	1,912,100	1,883,100
Deferred income taxes	198,070	262,351
Bank owned life insurance	2,312,469	2,243,926
Goodwill	913,704	913,704
Core deposit intangibles	248,804	283,017
Other	291,194	169,064

Total assets	$158,443,119	$156,772,660

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$109,350,978	$102,355,155
Federal Home Loan Bank advances	21,878,000	21,300,000
Advances from borrowers held in escrow	638,726	817,327
Accrued interest and other liabilities	1,017,013	1,132,501
Total liabilities	132,884,717	125,604,983

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (90,055 and 65,497 shares at March 31, 2009 and June 30, 2008, respectively)	784,002	554,634
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 2,791,532 and 3,236,145 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively, net of 288,000 allocated and unallocated ESOP shares)	25,035	29,481
Additional paid-in capital	27,078,494	26,850,729
Retained earnings (deficit)	(2,390,595)	3,795,873
Accumulated other comprehensive gain (loss)	61,466	(63,040)

Total stockholders’ equity	24,774,400	30,613,043

Total liabilities and stockholders’ equity	$158,443,119	$156,772,660

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest Income
Loans	$1,792,492	$1,623,360	$5,377,329	$4,729,704
Available-for-sale securities	183,837	183,696	611,878	592,696
Held-to-maturity securities	150,490	102,874	462,929	249,987
Deposits with other financial institutions	3,346	69,875	31,304	264,337
Other	7,330	16,694	29,263	61,470
Total interest income	2,137,495	1,996,499	6,512,703	5,898,194

Interest Expense
Deposits	702,865	760,309	2,146,236	2,117,905
Advances from Federal Home Loan Bank	217,818	167,317	662,514	490,250
Total interest expense	920,683	927,626	2,808,750	2,608,155

Net Interest Income	1,216,812	1,068,873	3,703,953	3,290,039
Provision for loan losses	25,000	—	50,000	—
Net interest income after provision for loan losses	1,191,812	1,068,873	3,653,953	3,290,039

Noninterest Income
Service charges on deposit accounts	84,702	83,460	291,306	269,576
Other service charges and fees	23,649	23,235	62,490	58,298
Gain on sale of mortgage loans	135,617	16,984	179,344	47,884
Net loan servicing fees	17,780	17,593	59,172	49,961
Other income	54,322	48,010	143,868	132,078
Total noninterest income	316,070	189,282	736,180	557,797

Noninterest Expense
Salaries and employee benefits	585,495	533,408	1,802,908	1,473,448
Net occupancy expense	111,783	73,166	339,999	224,869
Deposit insurance premium	23,064	2,688	49,922	7,701
Other operating expenses	267,001	291,377	905,279	840,007
Impairment charge on investment securities	398,720	——	2,645,822	——
Total noninterest expense	1,386,063	900,639	5,743,930	2,546,025

Income (Loss) Before Income Taxes	121,819	357,516	(1,353,797)	1,301,811

Provision for Income Taxes	210,877	134,308	468,194	476,960

Net Income (Loss)	$(89,058)	$223,208	$(1,821,991)	$824,851

Basic Earnings (Loss) Per Share	$(0.04)	$0.07	$(0.68)	$0.25

Diluted Earnings (Loss) Per Share	$(0.04)	$0.07	$(0.68)	$0.25

Cash Dividends Paid Per Share	$0.085	$0.085	$0.255	$0.255

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2009	2008
	(unaudited)
Operating Activities
Net income (loss)	$(1,821,991)	$824,851
Items not requiring (providing) cash
Depreciation	149,882	98,426
Provision (credit) for loan losses and foreclosed asset losses	50,000	(10,000)
Amortization of securities, market value adjustment, and originated mortgage servicing rights	103,315	27,697
Restricted stock plan and option expense	232,144	160,405
Deferred income taxes	(12,028)	(7,823)
Other than temporary impairment on available-for-sale securities	2,645,822	—
Gain on sale of mortgage loans	(179,344)	(47,884)
Gain on sale of foreclosed assets held for sale	(6,145)	(129)
Dividends on available-for-sale mutual funds	(370,878)	(486,631)
Stock dividends on Federal Home Loan Bank stock	(29,000)	(61,100)
Increase in cash surrender value of bank owned life insurance	(68,543)	(58,563)
Originations of loans held for delivery against commitments	(12,778,050)	(5,253,645)
Proceeds from nonrecourse sale of loans held for delivery against commitments	12,483,777	5,150,507
Amortization of employee stock ownership plan shares	229,368	213,405
Changes in
Interest receivable	25,510	(77,938)
Other assets	(46,654)	57,468
Income taxes refundable	—	(165,869)
Accrued interest and other liabilities	(183,705)	117,909

Net cash provided by operating activities	423,480	481,086

Investing Activities
Net change in loans	1,550,187	(8,911,726)
Purchases of held-to-maturity securities	—	(3,447,593)
Purchases of premises and equipment	(106,816)	(194,331)
Proceeds from sale of foreclosed assets	55,379	33,994
Proceeds from maturities and paydowns of held-to-maturity securities	1,938,160	772,984
Proceeds from maturities and paydowns of available-for-sale securities	1,060,621	993,358

Net cash provided (used) in investing activities	4,497,531	(10,753,314)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Nine Months Ended
	March 31,
	2009	2008
	(unaudited)
Financing Activities
Net increase in demand, money market, NOW and savings deposits	$1,546,626	$1,286,411
Net increase in certificates of deposit	5,462,958	14,653,772
Net decrease in Federal Home Loan Bank short-term borrowings	(422,000)	—
Proceeds from Federal Home Loan Bank advances	4,000,000	5,000,000
Repayments of Federal Home Loan Bank advances	(3,000,000)	(2,000,000)
Shares repurchased under stock buyback plans	(3,576,258)	(3,263,791)
Net decrease in advances from borrowers held in escrow	(178,601)	(95,505)
Payment of dividends (net of restricted stock dividends)	(724,448)	(880,714)
Tax benefits of employee benefit plans	10,615	20,125
Shares purchased and withheld for restricted stock plans	(14,994)	(665,394)

Net cash provided by financing activities	3,103,898	14,054,904

Increase in Cash and Cash Equivalents	8,024,909	3,782,676

Cash and Cash Equivalents, Beginning of Period	7,790,383	4,969,820

Cash and Cash Equivalents, End of Period	$15,815,292	$8,752,496

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$90,752	$25,884

Interest paid	$2,760,586	$2,540,389

Income taxes paid	$412,837	$629,944

Mutual fund dividends reinvested	$370,878	$486,631

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment model for debt securities. Under the FSP, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it will more likely than not be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not that the investor will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The FSP also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is not electing early adoption. The adoption of the FSP is not expected to have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4. The FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly declined. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Company is not electing early adoption. The adoption of the FSP is not expected to have a material impact on the Company’s results of operations or financial condition.

3.	EARNINGS PER SHARE

Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc.

The Company continued to buy shares under its third announced buyback plan during the quarter ended March 31, 2009 totaling 47,545 shares. The effect of these buybacks is reflected both in the common and common diluted shares outstanding for the three and nine months ended March 31, 2009 below.

EPS were computed as follows for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Income (Loss)	$(89,058)	$223,208	$(1,821,991)	$824,851

Average common shares outstanding	2,547,438	3,177,991	2,663,142	3,275,133
Average common diluted shares outstanding	2,547,438	3,193,034	2,663,142	3,288,963

Basic earnings (loss) per share	$(0.04)	$0.07	$(0.68)	$0.25
Fully diluted earnings (loss) per share	$(0.04)	$0.07	$(0.68)	$0.25

For the three months and nine months ended March 31, 2009, the effects of

334,229 and 325,936 stock options, respectively, and 69,749 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive. For the three and nine months ended March 31, 2008, the effects of 176,935 stock options and 96,622 restricted stock shares, respectively, have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)

Net Income (Loss)	$(89,058)	$223,208	$(1,821,991)	$824,851

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(347,803)	(85,030)	(2,521,316)	(76,541)
Less reclassification adjustment for
losses included in net income	398,720	——	2,645,822	——
	50,917	(85,030)	124,506	(76,541)

Comprehensive Income (Loss)	$(38,141)	$138,178	$(1,697,485)	$748,310

5.	CASH DIVIDENDS PAID PER SHARE

For the three months ended March 31, 2009, December 31, 2008, and September 30, 2008, cash dividends paid per share represent the cash dividends paid on 2,819,532, 2,839,577 and 3,159,105 shares, respectively, of Osage Bancshares, Inc. stock. The Company acquired 77,040 shares purchased in the open market early in the first quarter on which dividends were not paid. The Company acquired an additional 319,528 shares purchased in the open market in the first quarter and early in the second quarter on which dividends were not paid. The Company acquired an additional 20,045 shares purchased in the open market in the second quarter and early in the third quarter on which dividends were not paid. For the three months ended March 31, 2008, December 31, 2007, and September 30, 2007, cash dividends paid per share represent the cash dividends paid on 3,564,295, 3,603,590 and 3,603,590 shares, respectively of Osage Bancshares, Inc. stock. Dividends that will be paid in the fourth quarter of fiscal 2009 will be further reduced to reflect the repurchase of 35,887 shares under the recently completed 10% buyback plan.

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or nonrecurring basis at March 31, 2009:

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

	Fair value measurement at March 31, 2009 using
	Fair value	Level 1	Level 2	Level 3
	March 31, 2009	Inputs	Inputs	Inputs
Available for sale securities
Collateralized mortgage obligations	$580,326	—	$580,326	—
Mortgage-backed securities	5,663,240	—	5,663,240	—
Equity securities	10,050,689	—	10,050,689
Total available for sale securities	$16,294,255	—	$16,294,255	—

Loans. The Company does not record loans at fair value on a recurring basis. However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. There was $855,000 of mortgage loans held for sale at March 31, 2009.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis. The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. In accordance with the provisions of SFAS No. 114, impaired loans with a carrying value of and fair value of $389,000 are included in the financial statements at March 31, 2009.

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

On April 23, 2009, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable May 19, 2009 to stockholders of record as of the close of business on May 5, 2009.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company anticipates fair value will have fully recovered. Furthermore, as of March 31, 2009, management also had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses and other-than-temporary impairments are largely due to general market concerns, and significant uncertainty and illiquidity in the markets for these types of securities. The Company believes that most principal and interest payments will be received. However, in light of the decline in the fair value of the AMF Ultra-Short Mortgage Fund, which represents a significant portion of the Company’s available-for-sale securities, the Company recognized an other-than temporary impairment, totaling $399,000 and $2.6 million (pre-tax and after-tax), respectively, for the three months and nine months ended March 31, 2009 through a charge to the income statement.

With the acquisition of Barnsdall State Bank on April 1, 2008, the Company recognized goodwill in the amount of $914,000. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Goodwill is to be tested for impairment annually, or whenever events or changes in business circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a process that estimates the fair value of the reporting unit of Osage Federal Bank (the Bank) compared with its carrying value. The Company, using an independent third party, completed its first annual testing of goodwill impairment during the current quarter using information as of December 31, 2008. The Company performed its impairment tests using the discounted cash flow method. The discounted cash flow method compares discounted future cash flows from earnings less capital expenditures to the book value of the Bank. Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of March 31, 2009. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at March 31, 2009 are considered to be immaterial.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Our total assets increased by $1.6 million to $158.4 million at March 31, 2009 from $156.8 million at June 30, 2008, reflecting an increase in cash and cash equivalents, partially offset by paydowns in both available-for-sale and held-to-maturity securities and a slight decrease in loans. Cash and cash equivalents increased $8.0 million, or 103.0% to $15.8 million at March 31, 2009 from $7.8 million at June 30, 2008. The increase was in interest-earning federal funds sold balances and interest bearing deposits with banks. This increase was primarily a result of deposit growth and a slight reduction in loan balances. Loans receivable, net decreased $1.7 million or 1.6% in the same time period. Loans receivable, net decreased to $104.3 million at March 31, 2009 from $106.0 million at June 30, 2008. This decrease in loans receivable, net primarily resulted from a $1.6 million, or 2.4% decrease in one-to-four family loans, a $938,000 or 18.7% decrease in second mortgages, and decreases in various other categories including construction, automobile, savings, manufactured home, commercial, and other consumer loans. Nonresidential loans increased $1.2 million during the same period. With the general decline in interest rates, many of our customers have refinanced their one-to-four family loans, and for the most part, we are selling these loans to Freddie Mac. Loans held for sale at March 31, 2009 were $855,000 compared to $455,000 at June 30, 2008. Total securities decreased to $29.0 million at March 31, 2009 from $34.1 million at June 30, 2008, as a result of $3.0 million of normal paydowns, and a $2.6 million other-than-temporary impairment charge.

Our total liabilities increased $7.3 million, or 5.8% mainly due to an increase in deposits and FHLB advances. Total deposits were $109.4 million at March 31, 2009, a $7.0 million, or 6.8% increase from $102.4 million at June 30, 2008. Transaction accounts increased $1.5 million, from $20.9 million at June 30, 2008 to $22.4 million at March 31, 2009. This was a combination of new accounts and larger balances in public and individual accounts. The Bank’s internal accounts, through which various disbursements are made, decreased $530,000. Certificates of deposit increased $5.4 million, due in large part to increased public fund balances. Advances were $21.9 million at March 31, 2009, and increased $578,000, or 2.7%, from $21.3 million at June 30, 2008. The increase is due to new term advances, partially offset by a $422,000 decrease in our short-term line of credit.

Stockholders’ equity decreased $5.8 million to $24.8 million at March 31, 2009 from $30.6 million at June 30, 2008. This decrease in stockholders’ equity was primarily due to the buyback of 444,613 shares of common stock as announced in the two latest stock repurchase programs. In accordance with the Maryland General Corporation Law, the repurchased shares are treated as authorized but unissued. The total effect of these buybacks was a reduction in stockholders’ equity of $3.6 million. The net loss for the period ended March 31, 2009 decreased equity by $1.8 million, and amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $65,000 and $167,000, respectively. The Company paid regular cash dividends of $724,000 (net of restricted stock dividends of $25,000), in the period ending March 31, 2009. In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensuses reached by the FASB’s Emerging Issue Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company adopted EITF 06-4 on July 1, 2008, which resulted in a $68,000 decrease to retained earnings. Accumulated other comprehensive gain (loss) increased by $124,000 from a loss of $63,000 at June 30, 2008 to a gain of $61,000 at March 31, 2009, due to a slight improvement in market values of some of our available-for-sale mortgage-backed securities.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. Net loss for the three months ended March 31, 2009 was $(89,000) ($(0.04) per diluted share), a $312,000 decrease compared to net income of $223,000 ($0.07 per diluted share) for the three months ended March 31, 2008. Excluding the $399,000 pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund, net income would have been $310,000 ($0.12 per diluted share). The increase in net income, excluding the impairment charge, resulted mainly from an increase in net interest income and noninterest income, partially offset by increases in noninterest expense, provision for loan losses, and the provision for income taxes.

Interest Income. Total interest income increased by $141,000, or 7.1%, to $2.1 million for the three months ended March 31, 2009 from $2.0 million for the same period in 2008 primarily due to an increase in the average balance of earning assets. The average balance of total interest-earning assets for the three months ended March 31, 2009 was $151.6 million, an increase of $18.7 million from the average balance of $132.9 million for the three months ended March 31, 2008 due to increased loan balances and the acquisition of Barnsdall State Bank (Barnsdall). The yield on earning assets for the period decreased, and was 5.72% compared to a yield of 6.09% in the same period in 2008.

The primary factor for the increase in interest income was a $169,000, or 10.4% increase in interest from loans. Average loans increased $11.3 million, or 11.6%, from $96.9 million in 2008 to $108.2 million in 2009. There was a 7 basis point decrease in the average yield on loans to 6.72% for the 2009 period from 6.79% in the 2008 period, reflecting general rate declines. The prime lending rate dropped by 200 basis points from March 31, 2008 to March 31, 2009. However, most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently. This rate dropped by 98 basis points in the same time period.

Our average investment portfolio and cash investments totaled $41.5 million for the three months ended March 31, 2009, a $7.4 million increase from the same period in 2008. This increase reflects the Barnsdall acquisition, purchases of available-for-sale securities in the fourth quarter of fiscal 2008, and increases in bank deposits and federal funds sold resulting from deposit growth. The yield on these investments decreased to 3.30% compared to 4.24% in 2008. This yield decrease is primarily due to the 200 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $921,000 for the three months ended March 31, 2009, a decrease of $7,000 from the three months ended March 31, 2008. Average interest-bearing liabilities were $122.8 million for the period, an increase of $25.9 million, or 26.7% from the same period last year. This increase was due to the Barnsdall acquisition and higher certificates of deposit balances. During the same periods, the average cost of interest-bearing liabilities decreased 83 basis points to 3.02%, compared to 3.85% in the same period last year.

Interest on deposits decreased $57,000 over the same period last year. Average interest-bearing deposits were up $18.4 million between the two quarters, with certificates of deposit accounting for an $11.0 million increase. For the same time periods, passbook savings balances and interest-bearing transaction accounts increased $2.8 million, and $4.8 million, respectively. Money market savings deposits declined slightly for the same time periods. Much of the deposit growth is attributable to the Barnsdall acquisition. Barnsdall had $10.5 million in total deposits at March 31, 2008, immediately prior to the acquisition date. Average rates on certificates decreased 108 basis points, to 3.38%, during the current period, compared to 4.46% for the same period last year.

Interest expense on advances from the Federal Home Loan Bank of Topeka increased $51,000 from the prior year, reflecting a $7.4 million increase in average balances, partially offset by a 59 basis point decrease in average rates.

Net Interest Income. Net interest income increased by $148,000 or 13.8%, to $1.2 million for the three months ended March 31, 2009 from $1.1 million for the three months ended March 31, 2008. The net interest rate spread was 2.70% for the current period, compared to 2.25% in the same period last year. The net interest margin was constant at 3.26% for both three month periods.

Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended March 31, 2009. No provision was recorded in the quarter ended March 31, 2008. There were $22,000 of net charge-offs in the current quarter, compared to $6,000 of net charge-offs in the same period last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $453,000 at March 31, 2009 and $393,000 at March 31, 2008, and as a percentage of total loans outstanding was 0.43% and 0.40% at March 31, 2009 and 2008, respectively. The increase in this ratio is mainly reflective of management’s evaluation of the economic climate and loan delinquencies. Our nonaccrual loans were $389,000 and $19,000 at March 31, 2009 and 2008, respectively. At March 31, 2009, nonaccrual loans included two residential real estate loans, each in excess of $100,000, which are in the process of foreclosure. We estimate the collateral value to be more than sufficient to satisfy the debt. An additional $118,000 of these nonaccrual loans have either been paid off or are now paid current. The ratios of total nonaccrual loans to total loans as of March 31, 2009 and 2008 were .38% and .02%, respectively.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. The economic outlook in our largest market, which is in Bartlesville, Oklahoma, in Washington County, is more favorable than the national outlook. A large inbound customer call center located here has recently announced a workforce expansion of 50-75 positions in the next few months. Three hotels have recently been completed, or are in the process of completion, in Bartlesville. The city anticipates that these facilities will enable us to attract more tourism events. Our largest employer, Conoco-Phillips, just completed a 4% company-wide workforce reduction. Approximately 150 of these reductions occurred in Bartlesville. However, approximately 75 new positions will be transferring here with Conoco-Phillips from another Oklahoma city. There have been other small reductions in staff in other area businesses.

Area home prices are typically much more stable in our geographic area than in some other states, and we have not had the large increases over the last several years that other geographical areas have experienced. We have also not seen the dramatic declines that other areas are currently experiencing.

In addition to our management assessment, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2009 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $316,000 for the three months ended March 31, 2009 from $189,000 for the three months ended March 31, 2008. Gains on sales of loans increased $119,000 due to a significant increase in the volume of loans sold to Freddie Mac. A service charge fee increase will be implemented May 1, 2009, so the Company anticipates an increase in service charges on deposit accounts in the upcoming quarter.

Noninterest Expense. Noninterest expense was $1.4 million for the three months ended March 31, 2009. Excluding the other-than-temporary impairment charge, noninterest expense was $987,000, increasing $86,000 from $901,000 for the three months ended March 31, 2008. Salaries and benefits increased $52,000, or 9.8%, due to the acquisition of Barnsdall, other additions to staff, and normal salary increases. Occupancy expense increased $39,000 primarily as a result of remodeling of the Bartlesville location, the acquisition of Barnsdall, and computer maintenance. FDIC insurance premiums increased $20,000, reflecting higher deposit balances and the expiration of a credit received by many financial institutions in a prior year. The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and set the rate between 12 and 16 basis points thereafter. There is also a proposal for a special one-time assessment of up to 20 basis points. Assessment rates could be further increased if an institution’s secured liabilities, including FHLB advances, exceed 25% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company chose not to participate in this program.

Other operating expenses decreased by $24,000. Professional and SEC-related expenses decreased $40,000. The previous year quarter’s fees reflected, costs for Sarbanes-Oxley (SOX 404) implementation. Data processing increased $13,000 because of technology upgrades and the addition of Barnsdall. Item processing costs and other charges from correspondent banks increased $11,000 due to higher volumes and some price increases.

Provision for Income Taxes. The provision for income taxes increased $77,000, or 57.0%, reflecting an increase in taxable income excluding the OTTI charge, which is not currently deductible. The provision includes income taxes paid to the state of Maryland for the tax year ending June 30, 2008, as well as an estimated Maryland state tax provision for the current year. Maryland taxes for the current quarter, which are included in the provision for income taxes, were $20,000 compared to $1,000 in the same period last year. Excluding the other-than-temporary impairment charge, the effective tax rate (including the Maryland state income taxes) was 41% for the three months ended March 31, 2009, and 38% for the three months ended March 31, 2008.

Comparison of Operating Results for the Nine Months Ended March 31, 2009 and 2008

General. Net loss for the nine months ended March 31, 2009 was $(1.8 million) ($(0.68) per diluted share), a $2.6 million decrease compared to net income of $825,000 ($0.25 per diluted share) for the nine months ended March 31, 2008. Excluding the $2.6 million pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund, net income would have been $824,000 ($0.31 per diluted share). The slight decrease in net income, excluding the impairment charge, resulted mainly from an increase in noninterest expense and provision for loan losses, partially offset by increases in net interest income and noninterest income, and a decrease in the provision for income taxes.

Interest Income. Total interest income increased by $615,000, or 10.4%, to $6.5 million for the nine months ended March 31, 2009 from $5.9 million for the same period in 2008 primarily due to an increase in the balance of earning assets. The average balance of total interest-earning assets for the nine months ended March 31, 2009 was $149.7 million, an increase of $21.2 million from the average balance of $128.4 million for the nine months ended March 31, 2008. The yield on earning assets for the period decreased 32 basis points, and was 5.80% compared to a yield of 6.12% in the same period in 2008.

The primary factor for the increase in interest income was a $648,000, or 13.7% increase in interest from loans. Average loans increased $14.7 million, or 15.6%, from $93.8 million in 2008 to $108.5 million in 2009. There was a 12 basis point decrease in the average yield on loans to 6.60% for the 2009 period from 6.72% in the 2008 period, reflecting lower long-term interest rates, downward repricing of variable-rate loans, and a change in the mix of loans.

Our average investment portfolio and cash investments totaled $39.3 million for the nine months ended March 31, 2009, a $6.5 million or 19.8% increase from the same period in 2008. The yield on these investments decreased to 3.75% compared to 4.50% in 2008. This yield decrease is attributable to much lower overnight rates, and decreases in average yields on the mutual fund investing in short-duration mortgages.

Interest Expense. Total interest expense increased $201,000 or 7.7%, to $2.8 million for the nine months ended March 31, 2009 from $2.6 million for the nine months ended March 31, 2008. The increase in interest expense resulted from a $28.0 million, or 30.8%, increase in the average balance of interest-bearing liabilities, to $119.2 million for the 2009 period compared to $91.2 million for the 2008 period. The average cost of interest-bearing liabilities decreased 67 basis points, to 3.14% in the current period from 3.81% in the same period of 2008. We had a change in the mix of our deposits, with average interest-bearing deposits up $20.5 million between the two periods. Certificates of deposit accounted for $13.5 million of this increase. For the same time periods, interest-bearing transaction account balances increased $4.6 million and passbook savings account balances increased $2.5 million. Much of this growth is attributable to the Barnsdall acquisition and to increased municipal deposits. Barnsdall had $10.5 million in total deposits at March 31, 2008, immediately prior to the acquisition date. Average rates on certificates of deposit for the current period were 3.55%, excluding mark-to-market adjustments, decreasing 86 basis points from 4.41% during the same period last year. These rate decreases reflect general market conditions.

Interest expense on FHLB advances increased $172,000 for the nine months ended March 31, 2009, or 35.1%, compared to the nine months ended March 31, 2008, reflecting an increase in the average balance of advances to $21.9 million for the 2009 period from $14.4 million for the 2008 period, combined with a 52 basis point decrease in the average cost. We have increased advances over the period to fund loan growth, to maintain liquidity, and to match fund available-for-sale securities that we purchased late in fiscal 2008.

Net Interest Income. Net interest income increased by $414,000, or 12.6%, to $3.7 million for the nine months ended March 31, 2009, compared to $3.3 million for the nine months ended March 31, 2008 .The net interest rate spread increased to 2.66% for the 2009 period from 2.31% for the 2008 period, while the net interest margin decreased to 3.31% from 3.42% for the same periods. The increase in spread reflects repricing of our maturing certificates of deposit and advances. The decrease in the net interest margin reflects lower levels of equity available for investment, and a decline in short-term investment rates, partially offset by higher levels of non-interest bearing deposit accounts.

Provision for Loan Losses. The provision for loan losses was $50,000 for the period ended March 31, 2009. No provision was recorded in the period ended March 31, 2008. There were $27,000 of net charge-offs in the current period, compared to $9,000 of net charge-offs in the same period last year. We have seen an increase in loan delinquencies from the prior year, and we increased the allowance for loan losses accordingly. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

Noninterest Income. Noninterest income increased to $736,000 for the nine months ended March 31, 2009 from $558,000 for the nine months ended March 31, 2008. Gains on sales of mortgage loans were up $131,000 due to higher volumes of loans sold to Freddie Mac. Service charges on deposit accounts increased $22,000 between the periods, reflecting fee income from the Barnsdall branch. Mortgage loan servicing fees increased $9,000, reflecting higher dollar amounts of loans serviced.

Noninterest Expense. Noninterest expense was $5.7 million for the nine months ended March 31, 2009. Excluding the $2.6 million other-than-temporary impairment charge, noninterest expense was $3.1 million, increasing $552,000 from $2.5 million for the nine months ended March 31, 2008. Salaries and benefits increased $329,000, or 22.4%, due to the acquisition of Barnsdall, other additions to staff, and normal salary increases. Stock and stock option awards given under the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan increased these expenses $79,000. Other benefits increased $40,000, including educational costs and temporary agency fees. Employee insurance costs increased $27,000 during the same period, and payroll taxes increased $21,000, mainly due to higher payroll and employment taxes paid on restricted stock awards. Occupancy expense increased $115,000 mostly as a result of a branch renovation, computer maintenance, and the addition of the Barnsdall branch. Deposit insurance premiums increased $42,000, reflecting the expiration of a credit received by many financial institutions in a prior year, as well as higher deposit balances. Data processing increased $38,000 because of technology upgrades and the addition of Barnsdall. Item processing costs and other charges from correspondent banks increased $29,000 due to higher volumes and some price increases. Professional and SEC-related expenses decreased $56,000. The previous year’s fees reflected the costs of establishing the Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan and costs for SOX 404 implementation.

Provision for Income Taxes. The provision for income taxes decreased $9,000, or 1.8%, reflecting a slight decrease in taxable income, excluding the other-than-temporary impairment charge. Excluding this charge, the effective tax rate was 36% for the period ended March 31, 2009, and 37% for the period ended March 31, 2008. The decrease in the effective tax rate reflects a higher proportion of nontaxable income in the current year.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2009, the total approved loan origination commitments outstanding amounted to $5.0 million. At the same date, construction loans in process were $2.8 million. We also had $1.3 million of unfunded commitments on lines of credit on that date, and $26,000 in standby letters of credit.We had $3.9 million of commitments to sell loans to Freddie Mac. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $62.4 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2009, our total collateralized borrowing limit was $57.1 million of which we had$21.9 million in FHLB advances outstanding. We are also party to letters of credit with the FHLB in the amount of $17.0 million. These letters of credit are used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available. In turn, they reduce the amount we may borrow from the FHLB by the same amount, giving us the ability at March 31, 2009 to borrow an additional $18.2 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2009	9,300	$7.32	263,868	46,132
February 1 through 28, 2009	33,245	7.53	297,113	12,887
March 1 through 31, 2009	5,000	7.56	302,113	7,887
Total	47,545	$7.49	302,113	7,887

__________

(1)

On October 23, 2008, the Registrant announced that its Board of Directors had approved a stock repurchase program for up to 10% of its outstanding shares (approximately 310,000 shares). The new repurchase program commenced immediately upon completion of the 5% stock repurchase program announced on March 26, 2008. As of April 3, 2009, the remaining 7,887 shares in the 10% buyback program have been purchased.

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

OSAGE BANCSHARES, INC.

Date: May 14, 2009	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: May 14, 2009	/s/ Sue Allen Smith
Sue Allen Smith, Vice President
(Principal Financial Officer)