Form 10-K
period 2009-06-30
OSAGE BANCSHARES, INC.
filed 2009-09-25
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008), based on the last sale ($7.26 per share) reported on The Nasdaq Global MarketSM as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of September 24, 2009, there were 2,783,645 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2009 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

OSAGE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended June 30, 2009

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

Item 1. Business

The Company. On January 17, 2007, Osage Federal MHC (the “MHC”) completed its reorganization into stock form and Osage Bancshares, Inc. (the “Company”), a Maryland corporation, succeeded to the business of the MHC’s former federal mid-tier holding company subsidiary, Osage Federal Financial, Inc., which ceased to exist. Each outstanding publicly held share of common stock of Osage Federal Financial, Inc. was converted into 1.5739 shares of common stock of the Company. As part of the transaction, the Company sold a total of 2,513,880 additional shares to the public at $10 per share, including 201,828 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company now owns 100% of the outstanding stock of Osage Federal Bank.

At June 30, 2009, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. For periods prior to January 17, 2007, the Company’s financial statements consist of those of Osage Federal Financial, Inc.

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

Market Area

Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch offices are located in Bartlesville, Oklahoma, which services Bartlesville and surrounding Washington County plus the western portion of Nowata County, and in Barnsdall, Oklahoma, which services Barnsdall and the surrounding rural area in Osage County. Osage and Washington counties are generally rural in nature with older populations. The economies of both counties are based on the oil and gas industry, and ranching has a presence in Osage County. The current unemployment rate for Osage County is 7.2% and for Washington County is 5.8%. ConocoPhillips, an oil and gas company, is the largest employer in our market area with approximately 2,950 employees. They, as well as other major employers in the area, have had some layoffs in the past year. These positions included technological, engineering and other white-collar jobs, as well as some manufacturing and other blue-collar jobs. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska. A Wal-Mart distribution center opened in 2005 and has approximately 1,000 employees. The Osage Tribal Council, headquartered in Pawhuska, has opened seven casinos in Osage County in the past few years, which has provided further stimulus to the local economies.

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

Substantially all of our borrowers are residents of Osage and Washington Counties, Oklahomaand would be expected to be similarly affected by economic and other conditions in this area. We do not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans. Approximately $6.4 million, or 6.3%, of our loans are to employees of an area-based oil and gas company.

Loan Portfolio Composition. The following table analyzes the composition of our loan portfolio by loan category at the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage
One- to four-family	$61,852	59.4%	$66,909	60.6%	$61,986	68.4%
Non-residential	19,097	18.4	18,335	16.6	11,957	13.2
Construction	7,248	7.0	7,288	6.6	2,818	3.1
Automobile	5,405	5.2	5,860	5.3	5,184	5.7
Second mortgage	4,298	4.1	5,015	4.5	4,420	4.9
Commercial	3,002	2.9	3,544	3.2	1,740	1.9
Other consumer	3,173	3.0	3,481	3.2	2,577	2.8
Total loans	104,075	100.0%	110,432	100.0%	90,682	100.0%

Less:
Loans in process	2,974		3,935		1,474
Net deferred loan fees	87		89		85
Allowance for loan losses	463		430		402
Total loans, net	$100,551		$105,978		$88,721

Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2009. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Due within One year after June 30, 2009	Due after 1 through 5 years June 30, 2009	Due over 5 Years after June 30, 2009	Total
	(In thousands)
Real estate mortgage
One- to four-family	$3,532	$3,525	$54,795	$61,852
Non-residential	632	764	17,701	19,097
Construction	4,310	979	1,959	7,248
Automobile	693	4,365	347	5,405
Second mortgage	525	628	3,145	4,298
Commercial	994	1,132	876	3,002
Other consumer	1,778	845	550	3,173
Total	$12,464	$12,238	$79,373	$104,075

The following table sets forth the dollar amount of all loans at June 30, 2009 due after June 30, 2010, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(In thousands)
Real estate mortgage:
One- to four-family	$55,571	$2,749
Non-residential	15,382	3,083
Construction	2,938	—
Automobile	4,712	—
Second mortgage	3,695	78
Commercial	1,883	125
Other consumer	1,395	—
Total	$85,576	$6,035

One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma. Approximately $1.0 million of these loans are non-owner occupied.

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For one- to four-family loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. Most of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The weighted average maturities of our fixed-rate, one- to four-family mortgage loans in portfolio are approximately 192 months, and depending on our interest rate risk and liquidity, we sometimes sell our longer-term loans to Freddie Mac. During the last fiscal year, we sold most of our originated one- to four-family fixed-rate loans, including loans with 15, 20 and 30 year terms. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate mortgage loans have terms of up to 30 years with an initial fixed-rate period of one year according to the terms of the loan. We also originate a small amount of hybrid loans, which have initial 3- or 5-year fixed terms, then convert to an adjustable rate. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

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

During the 2005 fiscal year, we began offering 100% loan to value ratio, one- to-four family residential loans to our most creditworthy borrowers. Borrowers generally must qualify based on credit criteria, and they are required to obtain private mortgage insurance because the loan to value ratio is in excess of 80%. The borrower pays a discount fee for these loans. On April 1, 2008 we discontinued our 100% LTV program due to secondary market and private mortgage insurance requirements.

Non-Residential Mortgage Loans. We originate a variety of non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, medical and dental buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2009 we had approximately $3.4 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage and land loans. Typically, these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area.

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

Construction Lending. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loans, and up to 80% for a one- to four-family residential construction loan. At June 30, 2009, all but $849,000 of our $7.2 million in construction loans were for construction of one- to four-family residences. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. Our construction loans generally have one year terms and provide for monthly payments of interest only until maturity. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case-by-case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is generally to limit such loans to no more than three homes per builder, with an upper limit of $600,000 in the aggregate, and we typically lend to those builders with whom we have long-term business relationships. At June 30, 2009, we had approximately $2.1 million in construction loans to builders for construction of residences which were not pre-sold.

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

Automobile Loans. We offer loans on new and used automobiles and, in cases of satisfactory credit, will originate such loans up to the lesser of the sales price or retail value. Auto loans are generally made with terms from one to five years and are made on a fixed-rate basis. The bulk of our automobile lending involves direct loans to existing customers for the purchase of a car or truck. Loans secured by rapidly depreciating assets such as automobiles entail more risk than residential mortgages. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance, since there is greater likelihood of damage, loss or depreciation of the underlying collateral. Automobile lending also entails the risks generally associated with consumer lending described below. We generally require vendor’s single interest insurance to protect the Company from uninsured loss due to collision or comprehensive losses on repossessed vehicles.

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

Commercial Loans. Our commercial loans consist of loans secured by equipment, accounts receivable, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower. At June 30, 2009, we had approximately $3.0 million in commercial loans.

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

Other Consumer Loans. Other consumer loans offered by us consist of loans secured by personal property, including savings account loans, manufactured home loans and unsecured consumer loans. At June 30, 2009, we had approximately $810,000 of savings account loans, $214,000 in manufactured home loans and $406,000 of unsecured consumer loans, including overdrafts. The remainder of this category is comprised of loans collateralized by personal property other than automobiles, mobile homes, and savings accounts. We will generally lend up to 90% of the account balance on a savings account loan.

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

Loans to One Borrower. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2009, our loans to one borrower limit was approximately $3.2 million.

Our largest single borrower had aggregate outstanding loan commitments of approximately $2.8 million. Total outstanding loans to this borrower as of June 30, 2009 included loans secured by two rental duplexes, a commercial real estate loan, two speculative constructions, and a loan secured by 17 rental duplexes. Our second largest borrower had aggregate outstanding commitments of approximately $2.4 million. Total outstanding loans to the borrower as of June 30, 2009 include loans secured by single family real estate, three speculative construction loans and a loan secured by 17 rental duplexes. Our third largest borrower had aggregate outstanding balances of approximately $2.3 million. Total outstanding loans to the borrower as of June 30, 2009 included loans secured by commercial real estate, loans secured by commercial equipment, and a line of credit. Our fourth largest borrower had an aggregate outstanding balance of approximately $1.7 million as of June 30, 2009. This loan consisted of commercial real estate. Our fifth largest borrower had aggregate outstanding balances of approximately $1.7 million as of June 30, 2009. These loans consisted of two motels. All other aggregate lending balances to a single borrower were below $1.3 million. At June 30, 2009, all of these lending relationships were current and all were performing in accordance with the terms of their loan agreements.

Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and “walk-in” customers. We generally do not purchase loans from other institutions or use mortgage brokers.

Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $55.4 million for the year ended June 30, 2009. We had no new loans purchased during the year, and we had participations purchased outstanding balances of $792,000 as of June 30, 2009. These balances were residential and nonresidential real estate loans. We sold $500,000 of participations during the year, and had $494,000 of participations sold as of June 30, 2009. Our fixed-rate, one- to four-family mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2009 and 2008 we sold $22.5 million and $7.5 million of loans, respectively, to Freddie Mac. Sales have increased during the last year in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. At June 30, 2009, loans serviced for the benefit of others totaled $52.3 million, of which most were loans sold to Freddie Mac.

Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2009, was approximately $4.4 million, excluding undisbursed portions of construction loans totaling $3.0 million. We also had $1.3 million of unfunded commitments on lines of credit as of that date.

Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan committee consists of our chairman of the board of directors, our president and chief executive officer, our executive vice president and chief lending officer, our two senior vice presidents, two vice presidents and one assistant vice president. The committee reviews all real estate loans, consumer loans above $15,000 and all loan modifications. Loan committee meetings require a quorum of three members of the committee. Loans submitted to the loan committee require approval of a majority of the members voting and approval of all members present if only three members are present. Consumer loans of $5,000 and below can be approved by individual loan officers, while consumer loans between $5,000 and $15,000 must be approved by two loan officers. Loans exceeding the Freddie Mac loan purchase limit require approval by the board of directors. All closed loans are presented to the Board for ratification on a monthly basis.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2009, we had $220,000 of foreclosed assets held for sale.

Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2009, we had approximately $197,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were no specific reserves relating to these loans at June 30, 2009.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets. We did not have any troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated included in non-performing loans.

	At June 30,
	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One- to four-family	$173	$11	$9
Consumer	24	31	4
Total	$197	$42	$13

Accruing loans which are contractually past due 90 days or more	$—	$—	$—
Total	$—	$—	$—
Total non-performing loans	$197	$42	$13
Foreclosed assets held for sale, net	$220	$63	$43
Total non-performing assets	$417	$105	$56

Total non-performing loans to net loans	0.19%	0.04%	0.02%
Total non-performing loans to total assets	0.12%	0.03%	0.01%
Total non-performing assets to total assets	0.26%	0.07%	0.05%

As of June 30, 2009, there were $125,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future. These loans are less than 90 days past due, but the loans may have been early defaults or may have some collectability issues, or the borrowers may have not reaffirmed a debt in bankruptcy. They are classified as substandard assets in the table on the next page.

During the year ended June 30, 2009, gross interest income of $14,500 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2009.

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

At June 30, 2009, we had $4,550,000 in assets which were classified as substandard, of which $1,481,000 represented the book value of one held-to-maturity private placement security which one of the ratings agencies has downgraded to below investment grade. The security, which is rated CC, has a market value of $1,028,000 at June 30, 2009. The security is considered a substandard asset due to its rating. However, based on an analysis of the bond performed by an independent third party, the bond has no credit losses as of June 30, 2009. Because of this rating, the book value of the security is included as a substandard asset in the schedule below. Another $2,704,000 of the substandard asset amount was the fair market value of the downgraded portion of the AMF Ultra-Short Mortgage Fund (the “Fund”). 26.5% of the securities comprising the Fund have been downgraded to below investment grade.

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

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2009, 2008 and 2007. At June 30, 2009, $220,000 of the classified assets were foreclosed assets held for sale.

	At June 30,
	2009	2008	2007
	(In thousands)

Substandard assets Loans (net of reserve)	$145	$75	$48
Investment securities and the Fund	4,185	—	—
Foreclosed assets held for sale (net of reserve)	220	63	43
Doubtful	—	—	—
LosLoss	—	—	—
Total	$4,550	$138	$91

At June 30, 2009, $245,000 of the loans and foreclosed assets prior to reserves classified as “substandard,” are included under non-performing assets, as shown in the table on the preceding page. Management has recorded no valuation reserves for these assets. Management considers the remaining substandard assets to be adequately protected by the paying capacity and net worth of the borrower, or by the pledged collateral.

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

During the year ended June 30, 2009, the allowance for loan losses was increased to $463,000 from $430,000 at June 30, 2008. The amount of the allowance was determined in accordance with the Bank’s methodology and reflects higher non-performing loan levels as well as current economic conditions. The allowance was increased through a provision for loan losses of $70,000, which more than offset $37,300 in net charge-offs for the year. There were $42,100 in loan charge-offs and $4,800 in recoveries during 2009. Charge-offs included $18,000 on unsecured consumer loans, $11,000 on vehicles, and $10,000 related to a one-to-four- family residential property. There were no commercial loan charge-offs. Recoveries consisted of $4,600 recovered on previously charged-off consumer loans. Within the allowance, the portion allocated to the automobile and other consumer loan portfolios was increased relative to the allocations for the other portfolios reflecting current economic conditions.

During the year ended June 30, 2008, the allowance for loan losses was increased to $430,000 from $402,000 at June 30, 2007. The amount of the allowance was determined in accordance with the Bank’s methodology and primarily reflected increased loan volumes. The allowance was increased through the addition of $24,000 in allowances transferred from Barnsdall in connection with its acquisition and a provision for loan losses of $20,000, which offset $16,000 in net charge-offs for the year. There were $18,000 in loan charge-offs during fiscal year 2008, including $8,100 related to vehicles, and $9,700 on unsecured consumer loans. Real estate mortgage charge-offs were less than $1,000, and there were no commercial loan charge-offs. Recoveries consisted of $2,200 recovered on previously charged-off consumer loans. Within the allowance, the amount allocated to the non-residential portfolio was increased, reflecting an increase in the size of this portfolio. The amount allocated to the construction portfolios was increased due to the increase in the percentage mix of the loan portfolio. The amount allocated to the automobile and other consumer loan portfolios was increased due to current economic conditions and charge-off levels. The amount allocated to one-to four-family loans, second mortgages, and commercial loans decreased, due to a decrease in the mix of these loans within the portfolio.

Analysis of Loan Loss Allowance. The following table sets forth information with respect to activity in our allowance for loan losses at the dates indicated:

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Allowance balance (at beginning of period)	$430	$402	$400

Charge-offs	(42)	(18)	(17)
Recoveries	5	2	9
Net (charge-offs) recoveries	(37)	(16)	(8)
Transfer from acquired bank	—	24	—
Provision for loan losses	70	20	10
Allowance balance (at end of period)	$463	$430	$402

Total loans outstanding	$104,075	$110,432	$90,682
Average loans outstanding	$109,950	$98,791	$83,544
Allowance for loan losses as a percentage of total loans outstanding	0.46%	0.39%	0.45%
Net loans charged off as a percentage of average loans outstanding	0.03%	0.02%	0.01%

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

	At June 30,
	2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Real estate mortgage:
One- to four-family	$143	59.4%	$144	60.6%	$139	68.4%
Non-residential	106	18.4	94	16.6	107	13.2
Construction	34	7.0	31	6.6	25	3.1
Automobile	75	5.2	60	5.3	56	5.7
Second mortgage	16	4.1	17	4.5	20	4.9
Commercial	41	2.9	45	3.2	23	1.9
Other consumer	48	3.0	39	3.2	32	2.8
Total	$463	100.00%	$430	100.0%	$402	100.0%

Investing Activities

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

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not purchase securities which are not rated investment grade.

Our securities portfolio at June 30, 2009 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the Fund, a mutual fund which invests in adjustable-rate and short-term mortgage-backed securities, with a carrying value of approximately $10.2 million at June 30, 2009. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades at the time of acquisition. This fund was rated AAA by Standard & Poor’s until July 11, 2008. At that time, it was no longer rated by a major rating agency, since potential new shareholders could no longer invest in the fund. Due to downgrades of certain securities held in the fund’s portfolio, the Company recognized a $1.4 million pre-tax other-than-temporary impairment charge on its investment in the Fund during the fourth quarter of fiscal year 2008 and additional charges of $2.6 million during the 2009 fiscal year.

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

During the fiscal year ended June 30, 2009, we purchased mortgage-backed securities, municipal securities and certain government bonds with short durations. We used excess liquidity that resulted from sales of refinanced one- to four-family loans to purchase these securities. Because overnight rates are currently near 0%, these short-duration securities improve the spread we receive on short-term investments, and continue to provide liquidity.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment model for debt securities. Under the FSP, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it will more likely than not be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current-period earnings when an investor does not have the intent to sell or if it is more likely than not that the investor will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. Although we have a held-to-maturity security which is below investment grade, based on analyses performed, the security does not have a credit loss at this time.

We do not currently use or maintain a trading account. Securities not classified as “held-to-maturity” are classified as “available-for-sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $15.8 million of our securities portfolio is pledged as collateral for public deposits. In addition, we are party to letters of credit with the Federal Home Loan Bank (FHLB) in the amount of $17.0 million. These letters of credit are used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available

Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in the Fund, with a carrying value of approximately $10.2 million at June 30, 2009.

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

Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2009, we had $3.1 million of mortgage-backed securities classified as “held-to-maturity,” and $5.1 million of mortgage-backed securities classified as “available-for-sale.”

Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2009, we had collateralized mortgage obligations classified as “held-to-maturity” of $5.1 million, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises. Our securities portfolio also contained $539,000 and $2.7 million of private placement collateralized mortgage obligations classified as “available-for-sale” and “held-to-maturity,” respectively. At June 30, 2009, all of our collateralized mortgage obligations were short duration, first tranche, fully amortizing securities.

Other Securities. With the acquisition of Barnsdall State Bank, we acquired municipal securities issued both by municipalities within the state of Oklahoma and municipalities in other states. In addition, we have purchased these types of securities during the year ended June 30, 2009. These securities are classified as “held-to-maturity” and totaled $5.1 million at June 30, 2009. In addition, through the acquisition we acquired bonds issued by Freddie Mac and the Federal Home Loan Banks. We have also purchased these types of securities during the year ended June 30, 2009. These securities are all classified as “held-to-maturity” and totaled $2.2 million at June 30, 2009. In addition, at June 30, 2009 we held an approximate investment of $1.9 million in FHLB of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of Topeka, ownership of FHLB of Topeka common shares is required.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with earnings to offset the expense of some of our benefit plan obligations. Our bank-owned life insurance consists of policies on the lives of certain directors and executive officers with whom we have entered into Supplemental Income and Salary Continuation Agreements under which we are obligated to provide these persons with retirement and death benefits. Bank-owned life insurance generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At June 30, 2009, we had invested $2.3 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2009	2008	2007
	(In thousands)
Securities Held-to-Maturity:
Mortgage-backed securities and CMOs	$10,940	$11,190	$6,963
Government bonds	2,241	2,269	—
Municipal securities	5,101	1,183	—

Securities Available-for-Sale:
AMF Ultra-Short Mortgage Fund(1)	10,217	12,326	12,690
Mortgage-backed securities and CMO’s	5,670	7,114	3,221
Total	$34,169	$34,082	$22,874

________

(1)	Consisting primarily of mortgage-related securities.

Securities Portfolio Maturities. The following table sets forth the carrying values, weighted average yields on a taxable equivalent basis (assuming a marginal tax rate of 32% and 38% for non-Oklahoma and Oklahoma securities, respectively), and maturities of our securities portfolio at June 30, 2009. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2009
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Mortgage-backed securities and CMOs	$1,488	4.37%	$11,931	4.54%	$3,190	5.66%	$—	—	$16,609	4.74%	$16,233
Government bonds	500	4.13	1,742	2.82	—	—	—	—	2,242	3.11	2,292
Municipal securities	—	—	4,277	4.12	474	6.77	350	6.13	5,101	4.50	5,134
AMF Ultra Short Mortgage Fund (1)	10,217	4.20	—	—	—	—	—	—	10,217	4.20	10,217
Total	$12,205	4.22%	$17,950	4.28%	$3,664	5.80%	$350	6.13%	$34,169	4.44%	$33,876

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

Deposits. Our current deposit products include checking, savings, money market, savings accounts, and certificates of deposit accounts ranging in terms from seven days to sixty-one months, and individual retirement accounts with terms starting at eighteen months. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Deposits are obtained primarily from within Osage and Washington Counties, Oklahoma. In order to attract new customers and deposits, we began a new advertising campaign in 2007 called “bank more”, including print and broadcast media, cable TV, direct mail and inserts included with customer statements. We began offering internet banking early in 2007, and now offer free bill pay as well.We do not currently use deposit brokers or solicit deposits through internet listing services. Approximately $21.8 million, or 19.9% of our deposits are from one public unit.

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

We have continued our certificate of deposit program called “You Pick ‘Em,” which allows a depositor to choose a certificate term of 6 to 15 months, and receive the same rate no matter which term is chosen. This allows us to retain and attract customers, but does not lock us into paying high rates for long periods of time. In the current rate environment, our strategy has been to attract shorter-term deposits, paying less than like-term FHLB advances. We also offer higher rates, slightly below like-term FHLB advances, for higher-balance certificates with terms of 9, 11, 13, 18, 25, 30, 37, 49, and 61 months. Our strategy is to retain and attract customers who are rate-sensitive, without driving up rates on all of our standard certificate of deposit products. As of June 30, 2009, we have approximately 6.4% of our certificates in these odd-termed categories, and 41.9% in the “You Pick ‘Em” program.

Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

	Year Ended June 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits	$7,281	0.00%	$5,466	0.00%	$5,092	0.00%
Interest-bearing demand and NOW deposits	13,472	1.26	9,393	1.07	8,311	0.81
Money market savings	5,030	1.41	5,106	1.46	5,910	1.57
Savings accounts	6,027	0.78	4,035	0.80	4,436	0.77
Certificates of deposit	73,872	3.42	62,440	4.28	49,113	4.28

Total deposits	$105,682	2.66%	$86,440	3.33%	$72,862	3.15%

Jumbo Certificates of Deposit. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal Bank, by time remaining until maturity as of June 30, 2009.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$12,162
Three through six months	16,056
Six through twelve months	11,427
Over twelve months	4,400
$44,045

Approximately 23.3% of our deposits of $100,000 or more are public deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the FHLB of Topeka. We regularly make use of long-term FHLB fixed-rate advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term, fixed-rate loans held in the loan portfolio as part of our growth strategy. During the fiscal year ended June 30, 2007, we used our line of credit facility at the FHLB as a short-term measure to fund the significant loan growth we experienced. We used funds provided by the January 17, 2007 reorganization to pay off this line of credit as well as borrowings used to fund the wholesale securities strategy we began in 2005. Our long-term advances are non-amortizing, and range in original terms from three to seven years and are laddered with approximately $1.0 million maturing every six months.

Advances from the FHLB are typically secured by the FHLB stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2009, our borrowing limit with the FHLB was approximately $53.6 million. Additional information regarding our FHLB advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

The following table sets forth information regarding the balances and rates on our FHLB advances.

	At or for the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Average balance outstanding, during the period	$21,741	$15,714	$21,430
Maximum amount outstanding at any month-end during the period	$22,978	$21,300	$33,150
Balance outstanding at end of period	$20,700	$21,300	$13,000
Weighted average interest rate during the period	4.05%	4.43%	4.86%
Weighted average interest rate at end of period	4.19%	4.11%	4.45%

Subsidiary Activity

The Company does not have any subsidiaries other than Osage Federal Bank which has no subsidiaries.

Personnel

As of June 30, 2009, we had 35 full-time employees and 6 part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

Osage Federal Bank is the largest of the three financial institutions that are headquartered or have offices in Pawhuska, Oklahoma. Osage Federal Bank is the fifth largest of the nine financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the Federal Deposit Insurance Corporation data as of June 30, 2008, the latest date for which such data is available, Osage Federal Bank had the largest share of Federal Deposit Insurance Corporation-insured deposits in Osage County with 22.43% and the fifth largest share in Washington County. Osage Federal Bank had the fifth largest deposit market share in the Bartlesville-Washington County market as defined by the Federal Reserve Board at June 30, 2008. Such data does not reflect deposits at credit unions operating in these markets.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2013 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. This provision was effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying publicly traded financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) has imposed additional compensation restrictions on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Due to its strong capital position the Company did not participate in the Treasury’s Capital Purchase Plan.

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Deposit Insurance.The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after January 1, 2010. The Company has opted out of the Debt Guarantee Program. The Bank opted out of both parts of the Temporary Liquidity Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV have been assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2008 when the credit was exhausted.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS® would be treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The FDIC has further imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and may impose additional special assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Total capital equals the sum of Tier 1 and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of Tier 1 capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans. A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets. Certain investment securities which are no longer investment grade may be weighted higher than 100%, depending on the structure of the security.

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

Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal Bank met the qualified thrift lender test as of June 30, 2009 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2009, our net investment in property and equipment totaled $1.9 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch offices, the year the offices were opened and the net book value of each office.

Office Location	Year Facility Opened	Leased or Owned	Net Book Value at June 30, 2009
			(In thousands)
Main Office 239 East Main Street Pawhuska, OK 74056	1978	Owned	$713
Bartlesville Office 3309 S.E. Frank Phillips Boulevard Bartlesville, OK 74005	1991	Owned	$909
Barnsdall Office 400 West Main Street Barnsdall, OK 74002	2008	Owned	$256

Item 3. Legal Proceedings

Osage Federal Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal Bank at June 30, 2009 that would have a material effect on our financial condition, operations, income or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market Information. The information contained under the section captioned “Stock Market Information” in the Company’s Annual Report to Shareholders for the fiscal year ended June 30, 2009 (the “Annual Report”) filed as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference. During the period under report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)    Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2009	7,887	$ 7.81	7,887	—
May 1 through 31, 2009	—	—	7,887	—
June 1 through 30, 2009	—	—	7,887	—
Total	7,887	$ 7.81	7,887	—

*

On October 23, 2008, the Registrant announced that its Board of Directors had approved a stock repurchase program for up to 10% of its outstanding shares (approximately 310,000 shares). The new repurchase program commenced immediately upon completion of the 5% stock repurchase program announced on March 26, 2008. As of June 30, 2009, all shares in the 10% buyback program have been purchased.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data are incorporated herein by reference from the Annual Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth below.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
2004 Stock Option Plan	148,997	$7.69	17,692
2004 Restricted Stock Plan	12,925	--	7,192
2007 Stock Compensation and Incentive Plan-options	174,434	10.00	6,040
2007 Stock Compensation and Incentive Plan-restricted stock	55,823	--	2,420

Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	392,179	$8.94	33,344

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

(1)        The consolidated balance sheets of Osage Bancshares, Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009, together with the related notes and the report of BKD, LLP, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

(2)       Schedules omitted as they are not applicable.

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description
3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1 †	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2 †	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3 †	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4 †	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****
10.5 †	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6 †	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7 †	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8 †	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9 †	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10 †	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******
10.12 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******
10.14 †	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17 †	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
13	Annual Report to Shareholders for the fiscal year ended June 30, 2009
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Pubic Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSAGE BANCSHARES, INC.
Date: September 25, 2009	/s/ Mark S. White
By:	Mark S. White President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Mark S. White	Date: September 25, 2009
Mark S. White President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Milton V. Labadie	Date: September 25, 2009
Milton V. Labadie Chairman of the Board and Director
/s/ Sue Allen Smith	Date: September 25, 2009
Sue Allen Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Mark A. Formby	Date: September 25, 2009
Mark A. Formby Director
/s/ Martha M. Hayes	Date: September 25, 2009
Martha M. Hayes Director
/s/ Harvey Payne	Date: September 25, 2009
Harvey Payne Director
/s/ Gary D. Strahan	Date: September 25, 2008
Gary D. Strahan Director
/s/ Richard J. Trolinger	Date: September 25, 2009
Richard J. Trolinger Executive Vice President, Chief Lending Officer and Director