Form 10-Q
period 2009-09-30
OSAGE BANCSHARES, INC.
filed 2009-11-16
CIK 1375336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
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

As of October 31, 2009 there were 2,783,645 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009		3
Consolidated Statements of Operations - (Unaudited) for the three months ended September 30, 2009 and 2008		4
Consolidated Statements of Cash Flows - (Unaudited) for the three months ended September 30, 2009 and 2008		5
Notes to Consolidated Financial Statements (Unaudited)		7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	23

Signatures		24

ITEM 1.          FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
Assets	(unaudited)
Cash and due from banks	$1,634,813	$1,699,565
Interest bearing deposits with banks	8,029,906	10,505,277
Federal funds sold	1,549,000	2,254,000
Cash and cash equivalents	11,213,719	14,458,842

Available-for-sale securities	15,938,591	15,886,640
Held-to-maturity securities (fair value $24,844,677 at September 30, 2009 and $17,989,258 at June 30, 2009)	25,255,811	18,281,927
Loans, net of allowance for loan losses of $483,133 at September 30, 2009 and $463,044 at June 30, 2009	98,651,425	100,550,729
Loans held for sale	291,700	356,900
Premises and equipment	1,914,931	1,878,078
Foreclosed assets held for sale, net	350,923	220,134
Interest receivable	781,550	715,975
Federal Home Loan Bank stock, at cost	1,933,900	1,921,300
Deferred income taxes	74,235	161,657
Bank owned life insurance	2,357,845	2,334,667
Goodwill	913,704	913,704
Core deposit intangibles	228,068	238,436
Other	305,359	369,692

Total assets	$160,211,761	$158,288,681

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$110,523,260	$109,589,775
Federal Home Loan Bank advances	20,700,000	20,700,000
Advances from borrowers held in escrow	923,339	825,063
Accrued interest and other liabilities	2,097,494	1,567,007
Total liabilities	134,244,093	132,681,845

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (90,055 shares at September 30, 2009 and June 30, 2009, respectively)	784,002	784,002
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 2,783,645 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively, net of 288,000 allocated and unallocated ESOP shares)	24,956	24,956
Additional paid-in capital	27,232,570	27,155,190
Retained earnings (deficit)	(2,409,824)	(2,452,991)
Accumulated other comprehensive gain	335,964	95,679

Total stockholders’ equity	25,183,666	24,822,834

Total liabilities and stockholders’ equity	$160,211,761	$158,288,681

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,
	2009	2008
Interest Income	(unaudited)
Loans	$1,641,752	$1,799,419
Available-for-sale securities	164,681	214,073
Held-to-maturity securities	186,705	160,193
Deposits with other financial institutions	5,398	18,847
Other	12,756	14,571
Total interest income	2,011,292	2,207,103

Interest Expense
Deposits	622,712	724,457
Advances from Federal Home Loan Bank	217,404	218,296
Total interest expense	840,116	942,753

Net Interest Income	1,171,176	1,264,350
Provision for loan losses	—	—
Net interest income after provision for loan losses	1,171,176	1,264,350

Noninterest Income
Service charges on deposit accounts	127,664	105,731
Other service charges and fees	24,141	20,016
Gain on sale of mortgage loans	43,413	18,062
Net loan servicing fees	20,814	19,747
Other income	61,027	44,904
Total noninterest income	277,059	208,460

Noninterest Expense
Salaries and employee benefits	605,019	605,010
Net occupancy expense	105,957	122,151
Deposit insurance premium	42,000	13,358
Other operating expenses	278,302	323,383
Impairment charge on investment securities	—	1,081,621
Total noninterest expense	1,031,278	2,145,523

Income (Loss) Before Income Taxes	416,957	(672,713)

Provision for Income Taxes	144,137	145,150

Net Income (Loss)	$272,820	$(817,863)

Basic Earnings (Loss) Per Share	$0.11	$(0.29)

Diluted Earnings (Loss) Per Share	$0.11	$(0.29)

Cash Dividends Paid Per Share	$0.085	$0.085

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2009	2008
	(unaudited)
Operating Activities
Net income (loss)	$272,820	$(817,863)
Items not requiring (providing) cash
Depreciation	49,246	49,324
Amortization of securities, market value adjustment, and originated mortgage servicing rights	61,343	4,207
Restricted stock plan and option expense	77,381	77,381
Deferred income taxes	(46,800)	(34,589)
Other than temporary impairment on available-for-sale securities	—	1,081,621
Gain on sale of mortgage loans	(43,413)	(18,062)
Gain on sale of foreclosed assets held for sale	(10,420)	(433)
Dividends on available-for-sale mutual funds	(71,359)	(128,647)
Stock dividends on Federal Home Loan Bank stock	(12,600)	(14,500)
Increase in cash surrender value of bank owned life insurance	(23,178)	(23,722)
Originations of loans held for delivery against commitments	(4,029,625)	(1,609,780)
Proceeds from nonrecourse sale of loans held for delivery against commitments	4,126,362	1,490,012
Changes in
Interest receivable	(65,575)	(35,984)
Other assets	64,555	(82,695)
Accrued interest and other liabilities	517,439	(253,994)

Net cash provided by (used in) operating activities	866,176	(317,724)

Investing Activities
Net (increase) decrease in loans	1,629,931	(2,363,812)
Purchases of held-to-maturity securities	(8,373,873)	—
Purchases of premises and equipment	(88,024)	(68,020)
Proceeds from sale of foreclosed assets	141,098	18,295
Proceeds from maturities and paydowns of held-to-maturity securities	1,374,126	1,124,346
Proceeds from maturities and paydowns of available-for-sale securities	403,336	292,886

Net cash used in investing activities	(4,913,406)	(996,305)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Three Months Ended
	September 30,
	2009	2008
	(unaudited)
Financing Activities
Net decrease in demand, money market, NOW and savings deposits	$(2,815,132)	$(788,419)
Net increase in certificates of deposit	3,748,617	143,910
Net decrease in Federal Home Loan Bank short-term borrowings	—	(232,000)
Proceeds from Federal Home Loan Bank advances	1,000,000	2,000,000
Repayments of Federal Home Loan Bank advances	(1,000,000)	(2,000,000)
Shares repurchased under stock buyback plans	—	(1,165,004)
Net increase in advances from borrowers held in escrow	98,276	239,688
Payment of dividends (net of restricted stock dividends)	(229,654)	(259,451)

Net cash provided by (used in) financing activities	802,107	(2,061,276)

Decrease in Cash and Cash Equivalents	(3,245,123)	(3,375,305)

Cash and Cash Equivalents, Beginning of Period	14,458,842	7,790,383

Cash and Cash Equivalents, End of Period	$11,213,719	$4,415,078

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$256,665	$37,160

Interest paid	$802,163	$926,970

Income taxes paid	$4,304	$160,000

Mutual fund dividends reinvested	$71,359	$128,647

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. These adjustments are all of a normal recurring nature except for the other-than-temporary impairment on securities discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated balance sheet of the Company as of June 30, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. The consolidated statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (FASB ASU 2009-05). This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more specified valuation techniques. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This new guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments (FASB ASU 2009-04). This guidance amends Section 480-10-S99, Distinguishing Liabilities from Equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification (“FASB ASC”) will be the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 is effective for the Company’s interim and annual financial statements for periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. Technical references to GAAP included in these Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically when first used.

In June 2009, the FASB issued guidance impacting FASB ASC 860 (SFAS No. 166, Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140). The guidance amends FASB ASC 860 (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), to enhance reporting about transfers of financial assets, including securitizations and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance will be effective for the Company July 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance impacting FASB ASC 810 (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). The guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The guidance will be effective for the Company July 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In June 2009, the SEC issued SAB No. 112. This SAB amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the FASB, specifically, amendments to FASB ASC 815 and FASB ASC 810.

3.	EARNINGS PER SHARE

Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc.

EPS were computed as follows for the three months ended September 30:

	Three Months Ended September 30,
	2009	2008

Net income (loss)	$272,820	$(817,863)

Average common shares outstanding	2,516,313	2,832,993
Average common diluted shares outstanding	2,528,493	2,832,993

Basic earnings (loss) per share	$0.11	$(0.29)
Fully diluted earnings (loss) per share	$0.11	$(0.29)

For the three months ended September 30, 2009, the effects of 176,935 stock options and 69,749 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive. For the three months ended September 30, 2008, the effects of 325,936 stock options and 96,622 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.           OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended
	September 30,
	2009	2008

Net Income (Loss)	$272,820	$(817,863)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	240,285	(1,070,962)
Less reclassification adjustment for
losses included in net income	——	1,081,621
	240,285	10,659

Comprehensive Income (Loss)	$513,105	$(807,204)

5.	CASH DIVIDENDS PAID PER SHARE

For the three months ended September 30, 2009, cash dividends paid per share represent the cash dividends paid on 2,783,645 shares of Osage Bancshares, Inc. stock. For the three months ended September 30, 2008, cash dividends paid per share represent the cash dividends paid on 3,159,105 shares of Osage Bancshares, Inc. stock.

6.	INVESTMENT SECURITIES

Available-for-Sale Securities

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Mutual fund consisting primarily of mortgage securities	$10,231,167	$405,492	$—	$10,636,659
Mortgage-backed securities and collateralized mortgage securities	5,165,547	172,938	(36,553)	5,301,932

	$15,396,714	$578,430	$(36,553)	$15,938,591

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Mutual fund consisting primarily of mortgage securities	$10,159,809	$57,373	$—	$10,217,182
Mortgage-backed securities and collateralized mortgage securities	5,572,510	133,045	(36,097)	5,669,458

	$15,732,319	$190,418	$(36,097)	$15,886,640

Held-to-Maturity Securities

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Government agency securities	$2,234,173	$45,123	$—	$2,279,296
Municipal securities	7,075,580	82,054	—	7,157,634
Mortgage-backed securities and collateralized mortgage obligations	15,946,058	272,724	(811,035)	15,407,747

	$25,255,811	$399,901	$(811,035)	$24,844,677

Held-to-Maturity Securities

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Government agency securities	$2,241,305	$50,826	$—	$2,292,131
Municipal securities	5,100,909	38,980	(5,951)	5,133,938
Mortgage-backed securities and collateralized mortgage obligations	10,939,713	180,302	(556,826)	10,563,189

	$18,281,927	$270,108	$(562,777)	$17,989,258

The mortgage-backed securities and collateralized mortgage obligations are not due on a singlematurity date. All of these securities are backed by either Freddie Mac, Fannie Mae or Ginnie Mae,or are private placement securities. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity Securities

	September 30, 2009
	Amortized Cost	Fair Value

Within one year	$2,847,402	$2,876,560
One to five years	5,529,454	5,584,996
Five to ten years	623,372	655,916
Over ten years	309,525	319,458
	9,309,753	9,436,930
Mortgage-backed securities and collateralized mortgage obligations	15,946,058	15,407,747
	$25,255,811	$24,844,677

Fair values of certain investments in mortgage-backed and municipal securities are reported above at an amount less than their historical cost. Total fair value of these investments at September 30 and June 30, 2009 was $4,265,721 and $4,786,466, which is approximately 10.5% and 14.2%, respectively of the Bank’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from housing market conditions.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30 and June 30, 2009.

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$2,016,620	$(20,832)	$2,249,101	$(826,756)	$4,265,721	$(847,588)

Total temporarily impaired securities	$2,016,620	$(20,832)	$2,249,101	$(826,756)	$4,265,721	$(847,588)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$276,387	$(11,749)	$2,751,511	$(581,174)	$3,027,898	$(592,923)
Municipal securities	1,462,036	(2,619)	296,532	(3,332)	1,758,568	(5,951)

Total temporarily impaired securities	$1,738,423	$(14,368)	$3,048,043	$(584,506)	$4,786,466	$(598,874)

7.	FAIR VALUE MEASUREMENT

ASC 820 “Fair Value Measurements and Disclosures” establishes a hierarchy of levels of inputs used in valuation methodologies as follows:

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or nonrecurring basis at September 30, 2009:

Securities Available for Sale. Investment securities available for sale are recorded at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels, and market consensus prepayment speeds, among other things.

	Fair value measurement at September 30, 2009 using
	Fair value	Level 1	Level 2	Level 3
	September 30, 2009	Inputs	Inputs	Inputs
Available for sale securities
Collateralized mortgage obligations	$502,597	—	$502,597	—
Mortgage-backed securities	4,799,335	—	4,799,335	—
Equity securities	10,636,659	—	10,636,659
Total available for sale securities	$15,938,591	—	$15,938,591	—

Loans. The Company does not record loans at fair value on a recurring basis. However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. There were $292,000 of mortgage loans held for sale at September 30, 2009.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis. The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses. Impaired loans with a carrying value of and fair value of $859,400 are included in the financial statements at September 30, 2009.

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	September 30,		June 30,
	2009		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$11,213,719	$11,213,719	$14,458,842	$14,458,842
Available-for-sale securities	15,938,591	15,938,591	15,886,640	15,886,640
Held-to-maturity securities	25,255,811	24,844,677	18,281,927	17,989,258
Loans, net	98,651,425	107,508,222	100,550,729	110,884,924
Interest receivable	781,550	781,550	715,975	715,975
Federal Home Loan Bank stock	1,933,900	1,933,900	1,921,300	1,921,300

Financial liabilities
Deposits	110,523,260	112,132,773	109,589,775	111,228,338
Accrued interest payable	75,933	75,933	37,445	37,445
Federal Home Loan Bank advances	20,700,000	21,573,319	20,700,000	21,355,556

The fair value of off-balance sheet items such as loan commitments are not material. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans and Interest Receivable

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of interest receivable approximates its fair value.

Deposits and Accrued Interest Payable

The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

8.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued. On October 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable November 24, 2009 to stockholders of record as of the close of business on November 10, 2009. The Board of Directors also approved a 10% stock buyback program (approximately 278,000 shares). It is anticipated that these buybacks will be made during the next 12 months, although no assurance may be given when such purchases will be made or the total number of shares that will be purchased. As of November 16, 2009, 20,000 shares had been repurchased as a part of this buyback program.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company anticipates fair value will have fully recovered. Furthermore, as of September 30, 2009, management also had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses and other-than-temporary impairments are largely due to general market concerns, and significant uncertainty and illiquidity in the markets for these types of securities. The Company believes that most principal and interest payments will be received.

With the acquisition of Barnsdall State Bank on April 1, 2008, the Company recognized goodwill in the amount of $914,000. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Goodwill is to be tested for impairment annually, or whenever events or changes in business circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a process that estimates the fair value of the reporting unit of Osage Federal Bank (the Bank) compared with its carrying value. The Company, using an independent third party, completed its first annual testing of goodwill impairment during the current quarter using information as of December 31, 2008. The Company performed its impairment tests using the discounted cash flow method. The discounted cash flow method compares discounted future cash flows from earnings less capital expenditures to the book value of the Bank. Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of September 30, 2009. However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at September 30, 2009 are considered to be immaterial.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Our total assets increased by $1.9 million to $160.2 million at September 30, 2009 from $158.3 million at June 30, 2009, reflecting an increase in held-to-maturity securities, partially offset by decreases in cash and cash equivalents and loans. Cash and cash equivalents decreased $3.3 million, or 22.4% to $11.2 million at September 30, 2009 from $14.5 million at June 30, 2009. The decrease was in interest-earning federal funds sold balances and interest bearing deposits with banks. This decrease was primarily a result of using these short-term, low-yielding funds to purchase mortgage-backed and municipal securities. Loans receivable, net decreased $1.9 million or 1.9% in the same time period. Loans receivable, net decreased to $98.7 million at September 30, 2009 from $100.6 million at June 30, 2009. This decrease in loans receivable, net primarily resulted from a $1.3 million, or 17.5% decrease in construction loans, a $496,000 or 2.6% decrease in nonresidential mortgage loans, and a $424,000, or .7% decrease in one- to-four family loans. We have seen a slight decrease in loan demand, and refinancing activity has slowed down. Loans held for sale at September 30, 2009 were $292,000 compared to $357,000 at June 30, 2009. Total securities increased to $41.2 million at September 30, 2009 from $34.2 million at June 30, 2009, as a result of $8.4 million of purchases, partially offset by normal paydowns.

Our total liabilities increased $1.6 million, or 1.2% mainly due to an increase in deposits. Deposits were $110.5 million at September 30, 2009, a $933,000, or .9% increase from $109.6 million at June 30, 2009. Transaction accounts decreased $3.1 million, from $24.9 million at June 30, 2009 to $21.8 million at September 30, 2009. Excluding the Bank’s own checking accounts, balances actually increased slightly, by $245,000. The Bank’s internal accounts, through which various disbursements are made, decreased $3.4 million. Certificates of deposit increased $3.7 million, due in large part to increased public fund balances. FHLB advances were $20.7 million at September 30, 2009, which is unchanged from balances at June 30, 2009.

Stockholders’ equity increased $361,000 to $25.2 million at September 30, 2009 from $24.8 million at June 30, 2009. This increase in stockholders’ equity was primarily due to net income of $273,000 and a $240,000 increase in the carrying value of available-for-sale securities, net of taxes. This increase in the carrying value was due to a slight improvement in market values of some of our available-for-sale mortgage-backed securities. In addition, amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $56,000 and $22,000, respectively. The Company paid regular cash dividends of $230,000 (net of restricted stock dividends of $7,000), in the quarter ending September 30, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. Net income for the three months ended September 30, 2009 was $273,000 ($0.11 per diluted share), a $1.1 million increase compared to a net loss of $(818,000) ($(0.29) per diluted share) for the three months ended September 30, 2008. Excluding the $1.1 million pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund in the prior period, net income in the prior period would have been $264,000 ($0.09 per diluted share). The increase in net income resulted mainly from an increase in noninterest income and a reduction in noninterest expense, partially offset by a decrease in net interest income.

Interest Income. Total interest income decreased by $196,000, or 8.9%, to $2.0 million for the three months ended September 30, 2009 from $2.2 million for the same period in 2008 primarily due to a decrease in the average balance of loans and a decrease in the overall yield on earning assets. The average balance of total interest-earning assets for the three months ended September 30, 2009 was $153.0 million, an increase of $4.5 million from the average balance of $148.5 million for the three months ended September 30, 2008 due to increased investment securities and interest-bearing bank deposit balances, partially offset by a decrease in average loans. The yield on earning assets for the period decreased, and was 5.21% compared to a yield of 5.90% in the same period in 2008.

The primary factor for the decrease in interest income was a $158,000, or 8.8% decrease in interest from loans. Average loans decreased $8.8 million, or 8.2%, from $108.1 million in 2008 to $99.3 million in 2009. There was a 4 basis point decrease in the average yield on loans to 6.56% for the 2009 period from 6.60% in the 2008 period, reflecting general rate declines. Most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently. This rate dropped by 165 basis points in the same time period.

Our average investment portfolio and cash investments totaled $51.8 million for the three months ended September 30, 2009, a $13.3 million increase from the same period in 2008. This increase reflects purchases of held-to-maturity securities in the current quarter, and increases in bank deposits and federal funds sold resulting from deposit growth and sales of loans. The yield on these investments decreased to 2.73% compared to 4.05% in 2008. This yield decrease is primarily due to the 175 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $840,000 for the three months ended September 30, 2009, a decrease of $103,000 from the three months ended September 30, 2008. Average interest-bearing liabilities were $124.1 million for the period, an increase of $8.6 million, or 7.5% from the same period last year. This increase was due primarily to higher certificates of deposit and interest-bearing transaction account balances. During the same periods, the average cost of interest-bearing liabilities decreased 55 basis points to 2.69%, compared to 3.24% in the same period last year.

Interest on deposits decreased $102,000 over the same period last year. Average interest-bearing deposits were up $9.1 million between the two quarters, with certificates of deposit accounting for a $7.1 million increase. For the same time periods, interest-bearing transaction accounts and passbook savings balances increased $2.3 million and $474,000, respectively. Money market savings deposits declined $721,000 for the same time periods. Much of the deposit growth is attributable to growth in public funds. In spite of the growth in average balances, we have reduced rates paid on all deposits. Average rates on certificates decreased 85 basis points, to 2.82%, during the current period, compared to 3.67% for the same period last year.

Interest expense on advances from the Federal Home Loan Bank of Topeka decreased $1,000 from the prior year, reflecting a $434,000 decrease in average balances, partially offset by a 7 basis point increase in average rates. The higher rates reflect a greater mix of long-term advances.

Net Interest Income. Net interest income decreased by $93,000 or 7.4%, to $1.2 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008. The net interest rate spread was 2.53% for the current period, compared to 2.66% in the same period last year. The net interest margin was 3.04% for the current period, compared to 3.38% in the same period last year.

Provision for Loan Losses. No provision for loan losses was recorded in either the quarter ended September 30, 2009 or the quarter ended September 30, 2008. Net recoveries were $20,000 in the current quarter, compared to $1,000 of net recoveries in the same period last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $483,000 at September 30, 2009 and $431,000 at September 30, 2008, and as a percentage of total loans outstanding was 0.49% and 0.40% at September 30, 2009 and 2008, respectively. The increase in this ratio is mainly reflective of management’s evaluation of the economic climate and loan delinquencies. Our nonaccrual loans were $19,000 and $43,000 at September 30, 2009 and 2008, respectively. We have no loans ninety days or more past due that are still accruing interest. The ratios of total nonaccrual loans to total loans as of September 30, 2009 and 2008 were .02% and .04%, respectively.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. The economic outlook in our largest market, which is in Bartlesville, Oklahoma, in Washington County, is more favorable than the national outlook. A large inbound customer call center located here is doing a workforce expansion of 50-75 positions. Three hotels have recently been completed in Bartlesville. The city anticipates that these facilities will enable us to attract more tourism events. Our largest employer, Conoco-Phillips, completed a 4% company-wide workforce reduction earlier in 2009. Approximately 150 of these reductions occurred in Bartlesville. However, approximately 75 new positions will be transferring here with Conoco-Phillips from another Oklahoma city. There have been other small reductions in staff in other area businesses. Although the national unemployment rate is now 10.2%, both Oklahoma and Bartlesville unemployment rates are significantly lower. For the September 2009 period, the unemployment rates were 6.7% and 5.5%, respectively.

Area home prices are typically much more stable in our geographic area than in some other states, and we have not had the large increases over the last several years that other geographical areas have experienced. We have also not seen the dramatic declines that other areas are currently experiencing.

In addition to our management assessment, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2009 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $277,000 for the three months ended September 30, 2009 from $208,000 for the three months ended September 30, 2008. Gains on sales of loans increased $25,000 due to an increase in the volume of loans sold to Freddie Mac. A service charge fee increase was implemented May 1, 2009, which helped increase service charges by $22,000 from the prior year quarter.

Noninterest Expense. Noninterest expense was $1.0 million for the three months ended September 30, 2009. Excluding the OTTI charge, noninterest expense in the prior year quarter was $1.1 million. This $33,000, or 3.1%, decrease from the prior year quarter is mainly due to expense controls. Salaries and benefits were level with the same quarter last year, with reductions in insurance and travel offsetting salary increases. The Company anticipates some moderation of compensation expense after November 17, 2009 when the final installment of option and restricted stock awards made in 2004 vests. The Company currently recognizes approximately $34,000 in expense per quarter related to the vesting of these awards. Occupancy expense decreased $16,000 primarily as a result of lower computer and other equipment maintenance, as well as lower utility costs. FDIC insurance premiums increased $29,000, reflecting the expiration of a credit received by many financial institutions in the prior year, as well as a higher general assessment rate. The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and set the rate between 12 and 16 basis points thereafter. Assessment rates could be further increased if an institution’s secured liabilities, including FHLB advances, exceed 25% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The Company chose not to participate in this program. The FDIC will require the prepayment of three years of assessments in lieu of additional special assessments. This will not affect earnings, but will result in a large non-earning asset, which in turn will reduce the amount of funds we can invest in interest-earning assets.

Other operating expenses decreased by $45,000. Professional and SEC-related expenses decreased $16,000. The previous year quarter’s fees reflect higher costs for Sarbanes-Oxley (SOX 404) implementation. Advertising and marketing expenses decreased $8,000, reflecting our efforts to streamline our advertising efforts. Supplies, telephone and postage expenses all have declined, as we have been pushing efforts to use technology more effectively and “go green”.

Provision for Income Taxes. The provision for income taxes decreased $1,000, or less than 1.0% from the prior year’s quarter. Pretax income for the current period was $417,000, compared to $409,000 (excluding the OTTI charge) in the prior year period. Excluding the other-than-temporary impairment charge, the effective tax rate (including both Oklahoma and Maryland state income taxes) was 35% for both the three months ended September 30, 2009 and 2008.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2009, the total approved loan origination commitments outstanding amounted to $3.8 million. At the same date, construction loans in process were $2.0 million. We also had $1.1 million of unfunded commitments on lines of credit on that date. We had $1.3 million of commitments to sell loans to Freddie Mac, and $897,000 of commitments to purchase municipal securities. These securities are reflected in the balance sheet. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $62.5 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2009, our total collateralized borrowing limit was $53.6 million of which we had $20.7 million in FHLB advances outstanding. We are also party to letters of credit with the FHLB in the amount of $17.0 million. These letters of credit are used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available. In turn, they reduce the amount we may borrow from the FHLB by the same amount, giving us the ability at September 30, 2009 to borrow an additional $15.9 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC is requiring that all insured depository institutions prepay their federal deposit insurance assessments through 2012. The prepayment will be due December 30, 2009 and will be based on the institution’s assessment base and assessment rate as of September 30, 2009, including a 5% annual growth in deposits and three basis point increase in the assessment rate during years 2011 and 2012. The prepayment will be recorded on the balance sheet as a prepaid expense against which future quarterly assessments would be charged. Based on the Bank’s deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $554,000. We expect that we will be able to make the prepayment from available cash on hand.

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

OSAGE BANCSHARES, INC.

Date: November 16, 2009	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: November 16, 2009	/s/ Sue Allen Smith
Sue Allen Smith, Vice President
(Principal Financial Officer)