Form 10-Q
period 2009-12-31
OSAGE BANCSHARES, INC.
filed 2010-02-16
CIK 1375336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009
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

As of February 12, 2010 there were 2,643,100 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

OSAGE BANCSHARES, INC.

PAWHUSKA, OKLAHOMA

ITEM 1.                         FINANCIAL STATEMENTS

OSAGE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(unaudited)
Assets

Cash and due from banks	$1,738,446	$1,699,565
Interest bearing deposits with banks	3,150,607	10,505,277
Federal funds sold	2,357,000	2,254,000
Cash and cash equivalents	7,246,053	14,458,842

Available-for-sale securities	15,563,381	15,886,640
Held-to-maturity securities (fair value $24,633,604 at December 31, 2009 and $17,989,258 at June 30, 2009)	24,328,073	18,281,927
Loans, net of allowance for loan losses of $480,490 at December 31, 2009 and $463,044 at June 30, 2009	103,581,521	100,550,729
Loans held for sale	338,200	356,900
Premises and equipment	1,982,897	1,878,078
Foreclosed assets held for sale, net	347,300	220,134
Interest receivable	786,603	715,975
Federal Home Loan Bank stock, at cost	1,946,600	1,921,300
Income taxes refundable	97,609	—
Deferred income taxes	363,575	161,657
Bank owned life insurance	2,380,063	2,334,667
Goodwill	913,704	913,704
Core deposit intangibles	217,700	238,436
Other	790,580	369,692

Total assets	$160,883,859	$158,288,681

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$111,057,407	$109,589,775
Federal Home Loan Bank advances	22,780,000	20,700,000
Advances from borrowers held in escrow	389,156	825,063
Accrued interest and other liabilities	1,048,109	1,567,007
Total liabilities	135,274,672	132,681,845

Commitments and Contingencies	—	—
Equity Received from Contributions to the ESOP (116,112 and 90,055 shares at December 31, 2009 and June 30, 2009, respectively)	1,011,608	784,002
Stockholders’ Equity
Preferred stock, $.01 par value (5,000,000 shares authorized; none outstanding)	—	—
Common stock, $.01 par value (20,000,000 shares authorized; 2,763,345 and 2,783,645 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively, net of 288,000 allocated and unallocated ESOP shares)	24,754	24,956
Additional paid-in capital	27,308,336	27,155,190
Retained earnings (deficit)	(2,590,714)	(2,452,991)
Accumulated other comprehensive gain (loss)	(144,797)	95,679

Total stockholders’ equity	24,597,579	24,822,834

Total liabilities and stockholders’ equity	$160,883,859	$158,288,681

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Interest Income
Loans	$1,640,105	$1,785,418	$3,281,857	$3,584,837
Available-for-sale securities	155,219	213,968	319,900	428,041
Held-to-maturity securities	204,328	152,246	391,033	312,439
Deposits with other financial institutions	2,676	9,111	8,074	27,958
Other	12,852	7,362	25,608	21,933
Total interest income	2,015,180	2,168,105	4,026,472	4,375,208

Interest Expense
Deposits	571,828	718,914	1,194,540	1,443,371
Advances from Federal Home Loan Bank	226,398	226,400	443,802	444,696
Total interest expense	798,226	945,314	1,638,342	1,888,067

Net Interest Income	1,216,954	1,222,791	2,388,130	2,487,141
Provision for loan losses	—	25,000	—	25,000
Net interest income after provision for loan losses	1,216,954	1,197,791	2,388,130	2,462,141

Noninterest Income
Service charges on deposit accounts	129,701	100,873	257,365	206,604
Other service charges and fees	25,604	18,825	49,745	38,841
Gain on sale of mortgage loans	49,989	25,665	93,402	43,727
Net loan servicing fees	22,476	21,645	43,290	41,392
Other income	58,077	44,642	119,104	89,546
Total noninterest income	285,847	211,650	562,906	420,110

Noninterest Expense
Salaries and employee benefits	608,611	612,403	1,213,630	1,217,413
Net occupancy expense	109,182	106,065	215,139	228,216
Deposit insurance premium	21,289	13,500	63,289	26,858
Other operating expenses	347,605	314,895	625,907	638,278
Other-than-temporary losses on investments
Total other-than-temporary losses	837,878	1,165,481	837,878	2,247,102
Portion of loss recognized in other comprehensive income (before taxes)	(737,973)	—	(737,973)	—
Net impairment losses recognized in earnings	99,905	1,165,481	99,905	2,247,102
Total noninterest expense	1,186,592	2,212,344	2,217,870	4,357,867

Income (Loss) Before Income Taxes	316,209	(802,903)	733,166	(1,475,616)

Provision for Income Taxes	111,314	112,167	255,451	257,317

Net Income (Loss)	$204,895	$(915,070)	$477,715	$(1,732,933)

Basic Earnings (Loss) Per Share	$0.08	$(0.35)	$0.19	$(0.64)

Diluted Earnings (Loss) Per Share	$0.08	$(0.35)	$0.19	$(0.64)

Cash Dividends Paid Per Share	$0.085	$0.085	$0.17	$0.17

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2009	2008
	(unaudited)
Operating Activities
Net income (loss)	$477,715	$(1,732,933)
Items not requiring (providing) cash
Depreciation	102,876	99,664
Provision for loan losses	—	25,000
Amortization of securities, market value adjustment, and originated mortgage servicing rights	142,323	62,836
Restricted stock plan and option expense	143,316	154,762
Deferred income taxes	(41,480)	3,758
Other than temporary impairment on available-for-sale securities	—	2,247,102
Other than temporary impairment on held-to-maturity securities	99,905	—
Gain on sale of mortgage loans	(93,402)	(43,727)
Gain on sale of foreclosed assets held for sale	(4,739)	(1,679)
Dividends on available-for-sale mutual funds	(71,359)	(260,869)
Stock dividends on Federal Home Loan Bank stock	(25,300)	(21,800)
Increase in cash surrender value of bank owned life insurance	(42,127)	(44,708)
Originations of loans held for delivery against commitments	(7,704,265)	(3,098,730)
Proceeds from nonrecourse sale of loans held for delivery against commitments	7,799,851	3,576,353
Amortization of employee stock ownership plan shares	227,606	229,368
Changes in
Interest receivable	(70,628)	(2,001)
Other assets	(431,015)	(42,509)
Income taxes refundable	(97,609)	(133,458)
Accrued interest and other liabilities	(531,947)	(439,939)

Net cash provided by (used in) operating activities	(120,279)	576,490

Investing Activities
Net decrease in loans	(3,333,853)	(3,117,014)
Purchases of held-to-maturity securities	(9,462,543)	—
Purchases of premises and equipment	(211,546)	(89,502)
Proceeds from sale of foreclosed assets	164,823	31,686
Proceeds from maturities and paydowns of held-to-maturity securities	2,506,621	1,444,015
Proceeds from maturities and paydowns of available-for-sale securities	738,073	513,746

Net cash used in investing activities	(9,598,425)	(1,217,069)

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

	Six Months Ended
	December 31,
	2009	2008
	(unaudited)
Financing Activities
Net decrease in demand, money market, NOW and savings deposits	$(1,566,851)	$(1,808,052)
Net increase in certificates of deposit	3,034,483	5,349,752
Net decrease in Federal Home Loan Bank short-term borrowings	—	(422,000)
Proceeds from Federal Home Loan Bank advances	4,080,000	4,000,000
Repayments of Federal Home Loan Bank advances	(2,000,000)	(2,000,000)
Shares repurchased under stock buyback plans	(157,182)	(3,220,234)
Net decrease in advances from borrowers held in escrow	(435,907)	(355,782))
Payment of dividends (net of restricted stock dividends)	(458,459)	(492,355)
Tax benefits of employee benefit plans	24,767	10,615
Shares purchased and withheld for restricted stock plans	(14,936)	(14,994)

Net cash provided by financing activities	2,505,915	1,046,950

Increase (Decrease) in Cash and Cash Equivalents	(7,212,789)	406,371

Cash and Cash Equivalents, Beginning of Period	14,458,842	7,790,383

Cash and Cash Equivalents, End of Period	$7,246,053	$8,196,754

Supplemental Cash Flows Information

Real estate and other assets acquired in settlement of loans	$285,691	$69,046

Interest paid	$1,621,745	$1,880,721

Income taxes paid	$339,545	$375,000

Mutual fund dividends reinvested	$71,359	$260,869

See Notes to Consolidated Financial Statements

OSAGE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. These adjustments are all of a normal recurring nature except for the other-than-temporary impairment (OTTI) on securities discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated balance sheet of the Company as of June 30, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. The consolidated statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

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

In January 2010, the FASB issued ASU 2010-06- Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.   The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

3.           EARNINGS PER SHARE

The Company continued to buy shares under its fifth announced buyback plan during the quarter and six months ended December 31, 2009 totaling 20,300 shares. The effect of these buybacks is reflected both in the common and common diluted shares outstanding for the three and six months ended December 31, 2009 below.

Earnings per share (EPS) are presented based upon the outstanding shares of Osage Bancshares, Inc.

EPS were computed as follows for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net Income (Loss)	$204,895	$(915,070)	$477,715	$(1,732,933)

Average common shares outstanding	2,512,667	2,606,784	2,514,490	2,719,737
Average common diluted shares outstanding	2,513,403	2,606,784	2,521,100	2,719,737

Basic earnings (loss) per share	$0.08	$(0.35)	$0.19	$(0.64)
Fully diluted earnings (loss) per share	$0.08	$(0.35)	$0.19	$(0.64)

For the three months and six months ended December 31, 2009, the effects of 325,936 stock options and 42,870 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.  For the three months and six months ended December 31, 2008, the effects of 329,004 and 325,936 stock options, respectively, and 69,749 restricted stock shares have been excluded from the calculation of diluted earnings per share, because their effects would be antidilutive.

4.           OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)

Net Income (Loss)	$204,895	$(915,070)	$477,715	$(1,732,933)

Other Comprehensive Income (Loss)
Net unrealized gain (loss) on available-for-sale securities	(37,448)	101,499	1,989	118,690
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other –than-temporary impairment has been recognized in income	—	—	348,119	—
Net unrealized gain (loss) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income	(737,973)	—	(737,973)	—

Less reclassification adjustment for realized (gains) losses included in income	—	—	—	—
Other comprehensive income (loss), before tax effect	(775,421)	101,499	(387,865)	118,690

Tax expense (benefit)	(294,660)	38,569	(147,389)	45,101

Comprehensive Income (Loss)	$(275,866)	$(852,140)	$237,239	$(1,659,344)

5.           CASH DIVIDENDS PAID PER SHARE

For the three months ended December 31, 2009 and September 30, 2009, cash dividends paid per share represent the cash dividends paid on 2,783,645 shares of Osage Bancshares, Inc. stock. For the three months ended December 31, 2008 and September 30, 2008, cash dividends paid per share represent the cash dividends paid on 2,839,577 and 3,159,105 shares, respectively, of Osage Bancshares, Inc. stock. The Company acquired 77,040 shares purchased in the open market early in the first quarter of 2008 on which dividends were not paid. The Company acquired an additional 319,528 shares purchased in the open market in the first quarter and early in the second quarter on which dividends were not paid.

6.           INVESTMENT SECURITIES

Available-for-Sale Securities

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual fund consisting primarily of mortgage securities	$10,231,167	$405,492	$—	$10,636,659
Mortgage-backed:
Government-sponsored enterprise- residential	4,313,607	145,844	(1,108)	4,458,343
Private label- residential	514,176	—	(45,797)	468,379

	$15,058,950	$551,336	$(46,905)	$15,563,381

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual fund consisting primarily of mortgage securities	$10,159,809	$57,373	$—	$10,217,182
Mortgage-backed:
Government-sponsored enterprise- residential	4,997,399	133,045	—	5,130,444
Private label- residential	575,111	—	(36,097)	539,014

	$15,732,319	$190,418	$(36,097)	$15,886,640

Held-to-Maturity Securities

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government agency securities	$2,226,991	$30,761	$—	$2,257,752
Municipal securities	7,335,591	84,280	(720)	7,419,151
Mortgage-backed:
Government-sponsored enterprise- residential	9,110,093	131,822	(34,500)	9,207,415
Collateralized mortgage obligations- residential	4,066,235	96,494	(2,027)	4,160,702
Private label- residential	2,327,137	—	(738,553)	1,588,584
	$25,066,047	$343,357	$(775,800)	$24,633,604

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government agency securities	$2,241,305	$50,826	$—	$2,292,131
Municipal securities	5,100,909	38,980	(5,951)	5,133,938
Mortgage-backed:
Government-sponsored enterprise- residential	3,148,903	95,320	(5,156)	3,239,067
Collateralized mortgage obligations- residential	5,126,186	84,982	(1,060)	5,210,108
Private label- residential	2,664,624	—	(550,610)	10,563,189
	$18,281,927	$270,108	$(562,777)	$17,989,258

The mortgage-backed securities and collateralized mortgage obligations are not due on a single maturity date. All of these securities are backed by either Freddie Mac, Fannie Mae or Ginnie Mae, or are private placement securities.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of held-to-maturity securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity Securities

	December 31, 2009
	Amortized Cost	Fair Value

Within one year	$3,451,567	$3,475,238
One to five years	4,905,157	4,964,652
Five to ten years	896,324	924,576
Over ten years	309,534	312,437
	9,562,582	9,676,903
Mortgage-backed securities and collateralized mortgage obligations	15,503,465	14,956,701
	$25,066,047	$24,633,604

Fair values of certain investments in mortgage-backed and municipal securities are reported above at an amount less than their historical cost.  Total fair value of these investments at December 31 and June 30, 2009 was $5,261,639 and $4,786,466, which is approximately 13.1% and 14.2%, respectively of the Bank’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from housing market conditions.

Based on the evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an OTTI has occurred.  Economic models are used to determine whether an OTTI has occurred on these securities.  While all securities are considered, the securities primarily impacted by OTTI testing are private-label mortgage-backed securities.  For each private label mortgage-backed security which is below investment grade, an extensive, regular review is conducted to determine if an OTTI has occurred.  Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.  The most significant inputs are the following:  the credit default rate (CDR), which is the ultimate default rate of all the loans in the pool; the constant prepayment rate (CPR), which measures speed of unscheduled principal repayments; and the loss severity rate, which measures the percentage loss estimated on properties that are sold at foreclosure.   The CDR is trended upward to a high rate for a three year period, then trends downward in the fourth year. Other inputs are the actual collateral attributes, which include geographic concentrations, credit ratings, loan-to-value ratios, and dollar size of individual loans comprising the securities.

To determine if the unrealized loss for private-label mortgage-backed securities is other-than-temporary,  the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (loss severity) in order to determine the projected collateral loss.  The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows.  If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

At December 31, 2009, the Company determined that two of its held-to-maturity securities had incurred credit losses, which are OTTI.  The Company has the intent and the ability to hold these two securities until maturity.  As a result, a credit loss of $99,905 was recognized in the income statement, based on the comparison of the discounted present value of expected cash receipts to the current par value.  In addition, the Company is now carrying these two securities at amortized cost less the unamortized portion of the non-credit related impairment, which is approximately $1,555,358 for the two securities.  The difference between the adjusted book value (the book value less the credit loss) of $2,293,331 and the fair value, less the tax effect, is carried as a component of stockholders’ equity. For those two securities for which an OTTI was determined to have occurred as of December 31, 2009, (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the inputs used to measure the amount of the credit loss recognized in earnings.  The table shows the projected weighted average default rates and loss severities for the two private-label mortgage-backed securities at December 31, 2009.

	Default Rate Range	Loss Severity Range
2007 issue-Alt A	3%-12%—.5%	65%
2006 issue-Alt A	3%-6%—.5%	50%

The following table provides information about these two securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

2009
Credit losses on debt securities held
Beginning balance as of July 1, 2009	$—
Additions related to other-than-temporary
losses not previous recognized	(99,905)
Balance at December 31, 2009	$(99,905)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31 and June 30, 2009.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal securities	$—	$—	$49,280	$(720)	$49,280	$(720)
Mortgage-backed securities	$2,818,963	$(33,075)	$2,393,396	$(788,910)	$5,212,359	$(821,985)

Total temporarily impaired securities	$2,818,963	$(33,075)	$2,442,676	$(789,630)	$5,261,639	$(822,705)

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$276,387	$(11,749)	$2,751,511	$(581,174)	$3,027,898	$(592,923)
Municipal securities	1,462,036	(2,619)	296,532	(3,332)	1,758,568	(5,951)

Total temporarily impaired securities	$1,738,423	$(14,368)	$3,048,043	$(584,506)	$4,786,466	$(598,874)

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

The following is a description of valuation methodologies used for assets recorded at fair value on a recurring or nonrecurring basis at December 31, 2009:

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

	Fair value measurement at December 31, 2009 using
	Fair value	Level 1	Level 2	Level 3
	December 31, 2009	Inputs	Inputs	Inputs
Available for sale securities
Collateralized mortgage obligations	$468,379	—	$468,379	—
Mortgage-backed securities	4,458,343	—	4,458,343	—
Equity securities	10,636,659	—	10,636,659
Total available for sale securities	$15,563,381	—	$15,563,381	—

Loans. The Company does not record loans at fair value on a recurring basis. However, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the underlying collateral.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. There were $338,200 of mortgage loans held for sale at December 31, 2009.

Impaired Loans. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using third party appraisals or internally developed appraisals or discounted cash flow analysis. The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a specific reserve as part of the allowance for loan losses.  Impaired loans with a carrying value of and fair value of $1,044,600 are included in the financial statements at December 31, 2009.

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

	December 31,		June 30,
	2009		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$7,246,053	$7,246,053	$14,458,842	$14,458,842
Available-for-sale securities	15,563,381	15,563,381	15,886,640	15,886,640
Held-to-maturity securities	24,328,073	24,633,604	18,281,927	17,989,258
Loans, net	103,581,521	111,966,063	100,550,729	110,884,924
Interest receivable	786,603	786,603	715,975	715,975
Federal Home Loan Bank stock	1,946,600	1,946,600	1,921,300	1,921,300

Financial liabilities
Deposits	111,057,407	112,520,107	109,589,775	111,228,338
Accrued interest payable	54,036	54,036	37,445	37,445
Federal Home Loan Bank advances	22,780,000	23,427,600	20,700,000	21,355,556

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

 8.           SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 16, 2010, which is the date the financial statements were issued.  On January 27, 2010, the Company’s Board of Directors declared a cash dividend of $0.085 per share payable February 23, 2010 to stockholders of record as of the close of business on February 9, 2010.  Since December 31, 2009, the Company has purchased 120,245 shares under their previously announced stock buyback plan, at a total cost of $1,087,015.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses, to the extent the loss is related to credit issues, and to other comprehensive income to the extent the decline on debt securities is related to other factors.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company anticipates fair value will have fully recovered. Furthermore, as of December 31, 2009, management also had the ability and intent to hold the debt securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses and other-than-temporary impairments are largely due to general market concerns, and significant uncertainty and illiquidity in the markets for these types of securities. The Company believes that most principal and interest payments will be received.

With the acquisition of Barnsdall State Bank on April 1, 2008, the Company recognized goodwill in the amount of $914,000. Goodwill is the excess of cost over the fair value of the net assets of the business acquired. Goodwill is to be tested for impairment annually, or whenever events or changes in business circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a process that estimates the fair value of the reporting unit of Osage Federal Bank (the Bank) compared with its carrying value.  The Company completed its annual testing of goodwill impairment during the current quarter using information as of December 31, 2009. The Company performed its impairment tests using a comparison of the market value of outstanding stock compared to the book amount of stockholders’ equity.  Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2009.  However, if market conditions continue to worsen or there is significant regulatory action that negatively affects our business, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Bank does not participate in subprime lending activities in the normal course of business. Periodically, the Bank may grant a credit extension to a borrower whose credit scores are marginal, but who has sufficient collateral or who has a positive payment history with the Bank. These balances at December 31, 2009 are considered to be immaterial.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Our total assets increased by $2.6 million to $160.9 million at December 31, 2009 from $158.3 million at June 30, 2009, reflecting an increase in held-to-maturity securities and loans, partially offset by decreases in cash and cash equivalents.  Cash and cash equivalents decreased $7.2 million, or 49.9% to $7.2 million at December 31, 2009 from $14.5 million at June 30, 2009.  The decrease was in interest bearing deposits with banks.  This decrease was primarily a result of using these short-term, low-yielding funds to purchase mortgage-backed and municipal securities and fund new loans.  Loans receivable, net increased $3.0 million or 3.0% in the same time period. Loans receivable, net increased to $103.6 million at December 31, 2009 from $100.6 million at June 30, 2009. This increase in loans receivable, net primarily resulted from a $4.5 million, or 23.5% increase in nonresidential loans, partially offset by an $848,000 or 9.9% decrease in consumer loans, and a $520,000, or .8% decrease in one- to four-family loans.  We funded two large nonresidential loans totaling $3.9 million during the quarter.  We have seen a slight decrease in consumer loan demand, and refinancing activity on one- to four- family has slowed down slightly.  We are selling almost all conforming one- to four-family loans to Freddie Mac. Loans held for sale at December 31, 2009 were $338,000 compared to $357,000 at June 30, 2009.  Total securities increased to $39.9 million at December 31, 2009 from $34.2 million at June 30, 2009, as a result of $9.5 million of purchases, partially offset by normal paydowns and unrealized losses on two held-to-maturity private label securities. We recognized an OTTI on these two securities related to estimated credit losses in noninterest expense.  We are also required to record the non-credit related impairment, net of taxes, through other comprehensive income.  The fair value is approximately $738,000 less than the adjusted book value.

Our total liabilities increased $2.6 million, or 2.0% mainly due to an increase in FHLB advances and deposits. FHLB advances were $22.8 million at December 31, 2009, an increase of $2.1 million, or 10.0% from $20.7 million at June 30, 2009.  We engaged in a matched funding advance against one of the new nonresidential loans, in order to mitigate interest rate risk on the loan.  Deposits were $111.1 million at December 31, 2009, a $1.5 million, or 1.3% increase from $109.6 million at June 30, 2009. Transaction accounts decreased $2.3 million, from $24.9 million at June 30, 2009 to $22.7 million at December 31, 2009.  The Bank’s internal accounts, through which various disbursements are made, decreased $2.8 million.  Certificates of deposit increased $3.0 million, due in large part to increased public fund balances.

Stockholders’ equity decreased $225,000 to $24.6 million at December 31, 2009 from $24.8 million at June 30, 2009. This decrease in stockholders’ equity was primarily due to cash dividends of $458,000 (net of restricted stock dividends of $14,000) and a $240,000 decrease in the carrying value of available-for-sale and certain held-to-maturity securities, net of taxes, partially offset by net income of $478,000.  In addition, amortization of awards under the stock option plan and restricted stock plan increased stockholders’ equity by $103,000 and $40,000, respectively. The Company acquired 20,300 shares under the previously announced fifth buyback, which decreased stockholders’ equity by $157,000.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

General. Net income for the three months ended December 31, 2009 was $205,000 ($0.08 per diluted share), a $1.1 million increase compared to a net loss  of $(915,000) ($(0.35) per diluted share) for the three months ended December 31, 2008. Excluding the $100,000 pre-tax ($62,000 post-tax) OTTI taken on our two held-to-maturity securities, net income for the current period would have been $267,000 ($0.10 per diluted share).  Excluding the $1.2 million pre-tax and after-tax other-than-temporary impairment charge on the AMF Ultra-Short Mortgage Fund (the Fund) in the prior period, net income in the prior period would have been $250,000 ($0.10 per diluted share). The increase in net income, excluding OTTI, resulted mainly from an increase in noninterest income and a reduction in the provision for loan losses, partially offset by a decrease in net interest income and an increase in noninterest expense.

Interest Income. Total interest income decreased by $153,000, or 7.1%, to $2.0 million for the three months ended December 31, 2009 from $2.2 million for the same period in 2008 primarily due to a decrease in the average balance of loans and a decrease in the overall yield on earning assets.  The average balance of total interest-earning assets for the three months ended December 31, 2009 was $154.1 million, an increase of $5.2 million from the average balance of $148.9 million for the three months ended December 31, 2008 due to increased investment securities and interest-bearing bank deposit balances, partially offset by a decrease in average loans.  The yield on earning assets for the period decreased 59 basis points, and was 5.19% compared to a yield of 5.78% in the same period in 2008.

The primary factor for the decrease in interest income was a $145,000, or 8.1% decrease in interest from loans. Average loans decreased $8.0 million, or 7.4%, from $109.0 million in 2008 to $101.0 million in 2009. There was a 5 basis point decrease in the average yield on loans to 6.44% for the 2009 period from 6.49% in the 2008 period, reflecting general rate declines. Most of our variable-rate loans are tied to the one-year Treasury rate, and reprice annually or less frequently. This rate dropped by 49 basis points in the same time period.

Our average investment portfolio and cash investments totaled $51.1 million for the three months ended December 31, 2009, a $13.2 million increase from the same period in 2008. This increase reflects purchases of held-to-maturity securities during the last three quarters, and increases in bank deposits and federal funds sold resulting from deposit growth and sales of loans. The yield on these investments decreased to 2.81% compared to 3.93% in 2008. This yield decrease is primarily due to the 50 basis point drop in the rates on federal funds sold, which is the instrument in which we invest excess funds.

Interest Expense. Total interest expense was $798,000 for the three months ended December 31, 2009, a decrease of $147,000 from the three months ended December 31, 2008. Average interest-bearing liabilities were $125.1 million for the period, an increase of $5.8 million, or 4.9% from the same period last year. This increase was due primarily to higher certificates of deposit and interest-bearing transaction average balances. During the same periods, the average cost of interest-bearing liabilities decreased 61 basis points to 2.53%, compared to 3.14% in the same period last year. We anticipate that current  market interest rates will increase over the next several quarters.

Interest on deposits decreased $147,000 over the same period last year. Average interest-bearing deposits were up $6.7 million between the two quarters, with certificates of deposit accounting for a $3.8 million increase.  For the same time periods, interest-bearing transaction accounts, passbook savings balances, and money market savings deposits increased $2.2 million, $322,000, and $111,000, respectively.  Much of the deposit growth is attributable to growth in public funds.  In spite of the growth in average balances, we have reduced rates paid on all deposits.  Average rates on certificates decreased 91 basis points, to 2.62% during the current period, compared to 3.53% for the same period last year.

Interest expense on advances from the Federal Home Loan Bank of Topeka was $226,000,  unchanged from the prior year quarter. Average balances decreased $720,000, partially offset by a 14 basis point increase in average rates.  The higher rates reflect a greater mix of long-term advances.

Net Interest Income. Net interest income decreased by $6,000 or 0.5%, to $1.2 million for the three months ended December 31, 2009 from $1.2 million for the three months ended December 31, 2008. The net interest rate spread was 2.66% for the current period, compared to 2.64% in the same period last year. The net interest margin was 3.13% for the current period, compared to 3.26% in the same period last year.

Provision for Loan Losses. No provision for loan losses was recorded in the quarter ended December 31, 2009, compared to a $25,000 provision recorded in the quarter ended December 31, 2008. Net charge-offs were $3,000 in the current quarter, compared to $6,000 in the same quarter last year. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.  The allowance for loan losses was $480,000 at December 31, 2009 and $450,000 at December 31, 2008, and as a percentage of total loans outstanding was 0.46% and 0.41% at December 31, 2009 and 2008, respectively. The increase in this ratio is mainly reflective of management’s evaluation of the economic climate and loan delinquencies.  Our nonaccrual loans were $144,000 and $308,000 at December 31, 2009 and 2008, respectively.  We have no loans ninety days or more past due that are still accruing interest.  The ratios of total nonaccrual loans to total loans as of December 31, 2009 and 2008 were 0.14% and 0.28%, respectively.

Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions.  The economic outlook in our largest market, which is in Bartlesville, Oklahoma, in Washington County, is more favorable than the national outlook.  A large inbound customer call center located here is doing a workforce expansion of 50-75 positions.  Three hotels have recently been completed in Bartlesville, and a fourth one is being constructed in the downtown area.  The city anticipates that these facilities will enable us to attract more tourism events.  Our largest employer, Conoco-Phillips, completed a 4% company-wide workforce reduction earlier in 2009.  Approximately 150 of these reductions occurred in Bartlesville.  However, approximately 75 new positions are in the process of transferring here with Conoco-Phillips from another Oklahoma city.  There have been other small reductions in staff in other area businesses.  Although the national unemployment rate is now 10.0%, both Oklahoma and Bartlesville unemployment rates are significantly lower.  For the December 2009 period (November 2009 for Bartlesville), the unemployment rates were 6.6% and 6.4%, respectively.

Area home prices are typically much more stable in our geographic area than in some other states, and we have not had the large increases over the last several years that other geographical areas have experienced.  We have also not seen the dramatic declines that other areas are currently experiencing.

In addition to our management assessment, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2009 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the allowance of loan losses will be sufficient to offset any future loan losses.

Noninterest Income. Noninterest income increased to $286,000 for the three months ended December 31, 2009 from $212,000 for the three months ended December 31, 2008. A service charge fee increase was implemented May 1, 2009, which helped increase service charges on deposit accounts by $29,000 from the prior year quarter.   Other income increased $13,000, primarily from increased usage of debit cards, from which we receive interchange income. Gains on sales of loans increased $24,000 due to an increase in the volume of loans sold to Freddie Mac.

Noninterest Expense. Noninterest expense was $1.2 million for the three months ended December 31, 2009 compared to $2.2 million for the three months ended December 31, 2008.  Excluding the OTTI charge in both periods, noninterest expense was $1.1 million compared to $1.0 million in the prior year quarter. This $40,000, or 3.8%, increase from the prior year quarter is mainly due to losses on checking accounts, higher loan origination expenses, and increased FDIC insurance and data processing.   Salaries and benefits were down slightly from the same quarter last year, with reductions in insurance and stock incentive plans expense offsetting salary increases.  The Company saw a decrease of compensation expense after November 17, 2009 when the final installment of option and restricted stock awards made in 2004 vested.  The Company was recognizing approximately $34,000 in expense per quarter related to the vesting of these awards, so approximately $11,000 of that benefit was realized in the current quarter. Base salaries and overtime increased $27,000 between the two quarters, reflecting normal raises and full staffing levels.  FDIC insurance premiums increased $8,000, reflecting a higher general assessment rate.  The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and set the rate between 12 and 16 basis points thereafter.  Assessment rates could be further increased if an institution’s secured liabilities, including FHLB advances, exceed 25% of deposits. The FDIC required the prepayment of three years of assessments in lieu of additional special assessments during the quarter ended December 31, 2009.  This did not affect earnings, but resulted in a $516,000 non-earning asset at December 31, 2009, which in turn reduces the amount of funds we can invest in interest-earning assets.

Other operating expenses increased by $33,000. Expenses of maintaining repossessed properties and vehicles increased $19,000. Uncollectible checking accounts that were charged off during the quarter accounted for a $10,000 increase over the prior year quarter, and loan origination expense, including the expense on one of the nonresidential loans that we funded, increased $10,000.  Advertising and marketing expenses decreased $14,000, reflecting our efforts to streamline our advertising efforts.  Supplies and telephone expense have declined, as we have been pushing efforts to use technology more effectively and “go green”.

Provision for Income Taxes. The provision for income taxes decreased $1,000, or less than 1.0% from the prior year’s quarter.   No tax benefit of the OTTI was recognized in the prior year quarter, but was recognized in the current quarter.  Pretax income for the current period was $416,000, compared to $363,000 (excluding the OTTI charge) in the prior year period.  Excluding the other-than-temporary impairment charge, the effective tax rate (including both Oklahoma and Maryland state income taxes) was 35% and 31%, respectively, for the three months ended December 31, 2009 and 2008.  The increase in the effective tax rate reflects higher tax expense in Maryland than was recorded in the prior period.

Comparison of Operating Results for the Six Months Ended December 31, 2009 and 2008

General.   Net income for the six months ended was $478,000 ($0.19 per diluted share), compared to a net loss for the six months ended December 31, 2008 of  $(1.7 million) ($(0.64) per diluted share).  During the period ended December 31, 2009, the Company recorded a pre-tax charge of $100,000 ($(0.02) per diluted share) on the OTTI related to estimated credit losses on two of its held-to-maturity private label securities.  In 2008, the Company recorded a pre- and post-tax charge of $2.2 million ($(0.82) per diluted share) during the period on the OTTI of its investment in the Fund. Excluding these two OTTI charges, net income would have been $540,000 ($0.21 per diluted share), and $514,000 ($0.19 per diluted share) for the six months ended December 31, 2009 and 2008, respectively.  The increase in net income, excluding the impairment charges, resulted mainly from an increase in noninterest income and decrease in provision for loan losses, partially offset by decreases in net interest income and noninterest expense.

Interest Income. Total interest income decreased by $349,000, or 8.0%, to $4.0 million for the six months ended December 31, 2009 from $4.4 million for the same period in 2008 primarily due to a decrease in the yield on earning assets.  The average balance of total interest-earning assets for the six months ended December 31, 2009 was $153.6 million, an increase of $4.9 million from the average balance of $148.7 million for the six months ended December 31, 2008. The yield on earning assets for the period decreased 64 basis points, and was 5.20% compared to a yield of 5.84% in the same period in 2008.

The primary factor for the decrease in interest income was a $303,000, or 8.5% decrease in interest from loans. Average loans decreased $8.4 million, or 7.8%, from $108.6 million in 2008 to $100.2 million in 2009. There was a 5 basis point decrease in the average yield on loans to 6.50% for the 2009 period from 6.55% in the 2008 period, reflecting lower long-term interest rates, downward repricing of variable-rate loans, and a change in the mix of loans.

Our average investment portfolio and cash investments totaled $51.5 million for the six months ended December 31, 2009, a $13.3 million or 34.7% increase from the same period in 2008. The yield on these investments decreased to 2.77% compared to 3.99% in 2008. This yield decrease is attributable to much lower short-term rates,  and decreases in average yields on the mutual fund investing in short-duration mortgages.

Interest Expense. Total interest expense decreased $250,000 or 13.2%, to $1.6 million for the six months ended December 31, 2009 from $1.9  million for the six months ended December 31, 2008. The decrease in interest expense resulted from a change in the average cost of interest-bearing liabilities, which decreased 58 basis points, to 2.61% in the current period from 3.19% in the same period of 2008.

There was a $7.2 million, or 6.1%, increase in the average balance of interest-bearing liabilities, to $124.6 million for the 2009 period compared to $117.4 million for the 2008 period.  We had a change in the mix of our deposits, with average interest-bearing deposits up $7.8 million between the two periods. Certificates of deposit accounted for $5.5 million of this increase. For the same time periods, interest-bearing transaction account balances increased $2.2 million and passbook savings account balances increased $400,000. Average rates on certificates of deposit for the current period were 2.72%, decreasing 92 basis points from 3.64% during the same period last year. These rate decreases reflect general market conditions.

Interest expense on FHLB advances was $444,000 for the six months ended December 31, 2009, virtually unchanged from the same period last year.  Average balances of advances were $21.2 million for the 2009 period, compared to $21.8 million for the 2008 period.  The average rate for the current period was 4.16%, increasing 10 basis points from the same period last year. The higher rates reflect a greater mix of long-term advances.

Net Interest Income. Net interest income decreased by $99,000, or 4.0%, to $2.4 million for the six months ended December 31, 2009 from $2.5 million for the six months ended December 31, 2008. The net interest rate spread decreased to 2.59% for the 2009 period from 2.65% for the 2008 period, while the net interest margin decreased to 3.08% from 3.32% for the same periods. The decrease in spread and net interest margin reflects a change in the mix of our earning assets and a continuing low short-term interest rate environment.

Provision for Loan Losses. There was no provision for loan losses recorded during the six months ended December 31, 2009, compared to a $25,000 provision for the period ended December 31, 2008. There were $17,000 of net recoveries in the current period, compared to $5,000 of net charge-offs in the same period last year.  Our delinquent and nonperforming loan ratios continue to be below  our peer group. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

Noninterest Income. Noninterest income increased to $563,000 for the six months ended December 31, 2009 from $420,000 for the six months ended December 31, 2008.  Service charges on deposit accounts and gains on sales of mortgage loans each increased $50,000 between the periods.  Service charge fee increases were implemented in May 2009.  Gains on loan sales are attributable to   higher volumes of loans sold to Freddie Mac. We have increased the sales of these loans by 117.3% during the six months ended December 31, 2009, compared to the same period in 2008.  Other income increased $30,000, primarily from increased usage of debit cards, from which we receive interchange income.

Noninterest Expense. Noninterest expense was $2.2 million for the six months ended December 31, 2009, compared to $4.4 million for the period ended December 31, 2008. Excluding the OTTI charges in both periods, noninterest expense was virtually unchanged at $2.1 million for both periods, increasing only $7,000. Salaries and benefits decreased $4,000, primarily due to lower expense from stock and stock option awards, including dividends on unvested restricted stock, which decreased $16,000. Insurance costs decreased $15,000, reflecting a change of carrier with more favorable rates.  Base salaries increased $41,000 due to regular salary increases and full staffing levels.   Occupancy expense decreased $13,000 due to lower utility costs and lower equipment maintenance costs.  FDIC insurance increased $36,000, reflecting a higher general assessment rate and higher deposit balances.  The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and set the rate between 12 and 16 basis points thereafter.  Other noninterest expense decreased $12,000.  Included in that category are advertising and public relations, which decreased

$23,000, reflecting our efforts to streamline our advertising efforts.  Expenses of maintaining repossessed properties and vehicles increased $21,000. Uncollectible checking accounts that were charged off during the period accounted for a $12,000 increase over the prior year period.   SEC-related expenses decreased $11,000 because of timing and previous period charges for accounting research on various accounting and tax issues.

Provision for Income Taxes. The provision for income taxes decreased $2,000, or less than 1.0% from the previous period.   The effective tax rate was 35% for the period ended December 31, 2009, and, excluding the other-than-temporary impairment charge, 33% for the period ended December 31, 2007. The increase in the effective tax rate reflects higher Maryland state income tax estimates.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2009, the total approved loan origination commitments outstanding amounted to $2.5 million. At the same date, construction loans in process were $2.1 million. We also had $778,000 of unfunded commitments on lines of credit on that date.  We had $1.2 million of commitments to sell loans to Freddie Mac.  Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $61.2 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2009, our total collateralized borrowing limit was $52.8 million, of which we had $22.8 million in FHLB advances outstanding. We are also party to letters of credit with the FHLB in the amount of $15.0 million. These letters of credit are used to collateralize the deposits of certain governmental agencies to replace excess deposit insurance that is no longer available. In turn, they reduce the amount we may borrow from the FHLB by the same amount, giving us the ability at December 31, 2009 to borrow an additional $15.0 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Unregistered Sales of Equity Securities. Not applicable.

(b)           Use of Proceeds. Not applicable

(c)           Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2009	--	$ --	--	278,000
November 1 through 30, 2009	20,000	7.74	20,000	258,000
December 1 through 31, 2009	300	7.94	20,300	257,700
Total	20,300	$7.74	20,300	257,700
_______________
(1)	On October 29, 2009, the Registrant announced that its Board of Directors had approved an additional stock repurchase program for up to 10% of its outstanding shares (approximately 278,000 shares).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2009, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)	Election of Directors

Nominee	For	Withheld

Mark S. White	2,296,051	126,438
Harvey Payne	2,334,944	87,545

There were no abstentions or broker non-votes in the election of directors.

ITEM 6.                      EXHIBITS

The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-Q:

Number	Description

3(i)	Articles of Incorporation *
3(ii)	Bylaws **
4	Form of Common Stock Certificate ***
10.1	Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White****
10.2	Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger****
10.3	Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes****
10.4	Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith****

10.5	Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby****
10.6	Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne****
10.7	Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan****
10.8	Osage Bancshares, Inc. 2004 Stock Option Plan*****
10.9	Osage Federal Bank 2004 Restricted Stock Plan*****
10.10	Osage Bancshares, Inc. 2007 Stock Compensation and Incentive Plan ******
10.11	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White *******
10.12	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger *******
10.13	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Martha M. Hayes *******
10.14	Amendment to Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith *******
10.15	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby *******
10.16	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne *******
10.17	Amendment to Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan *******
10.18	Employment Agreement, dated as of December 31, 2009, between Osage Federal Bank and Mark S. White ********
10.19	Employment Agreement, dated as of December 31, 2009, between Osage Federal Bank and Richard J. Trolinger ********
10.20	Employment Agreement, dated as of December 31, 2009, between Osage Federal Bank and Sue A. Smith ********
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
_______________
*	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-137377).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.
***	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-137377)
****	Incorporated by reference from the Quarterly Report on Form 10-QSB of Osage Federal Financial, Inc. for the Quarter Ended March 31, 2005.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-140308).
******	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-149136).
*******	Incorporated by reference from Registrant’s Current Report on Form 8-K filed January 29, 2008.
********	Incorporated by reference from the exhibits to the Registrant’s Current Report on Form 8-K filed February 1, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSAGE BANCSHARES, INC.

Date: February 16, 2010	/s/ Mark S. White
Mark S. White, President
(Duly Authorized Representative)

Date: February 16, 2010	/s/ Sue Allen Smith
Sue Allen Smith, Vice President
(Principal Financial Officer)